Form 10KSB
period 2007-05-31
Guinness Exploration, Inc
filed 2007-08-23
CIK 1373024

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________

FORM 10-KSB
____________________________

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ to _______________

Commission File # 333-139683

GUINNESS EXPLORATION INC.
(Exact name of small business issuer as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

98-0465540
(IRS Employer Identification Number)

844 Reddington Court
Coquitlam, British Columbia, Canada V4C 4P7
(Address of principal executive offices)

(604) 944-8133
(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class:                                             Name of each exchange on which registered:
None                                                                The issuer’s shares are not yet listed for trading on an
                                                                         exchange or stock market

Securities registered under Section 12(g) of the Exchange Act:

Title of class:
Not Applicable

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy information incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes [X]  No [  ]

The issuer earned nil revenues of during fiscal year 2007

The issuer’s shares are not yet listed for trading and therefore the issuer cannot state an aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of a specified date within the past 60 days

The issuer had 5,525,000 shares of common stock issued and outstanding as of August 23, 2007.

Transitional Small Business Disclosure Format (Check One): Yes [  ] No [X]

ii

iii

PART I

ITEM 1.       DESCRIPTION OF BUSINESS

This annual report on Form 10-KSB contains "forward-looking statements" relating to the registrant, Guinness Exploration Inc., which represent the registrant's current expectations or beliefs including, statements concerning registrant’s operations, performance, financial condition and growth.  For this purpose, any statement contained in this annual report on Form 10-KSB that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may", “expect”, "anticipation", "intend", "could", "estimate", or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel and variability of quarterly results, ability of registrant to continue its growth strategy and competition, certain of which are beyond the registrant's control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

OVERVIEW OF COMPANY

Guinness Exploration, Inc. (“Guinness”, “We”, or the “Company”) was incorporated in the State of Nevada on July 15, 2005. Our Articles of Incorporation, filed with the Secretary of State of Nevada, provides among other things that the Board of Directors be composed of Donald Kello. Our authorized capital consists of 100,000,000 Common Shares. No Non-Voting Common or Preferred Shares have been authorized.  Upon incorporation, our Board of Directors appointed Donald Kello to the offices of President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Chair of the Board of Directors, Secretary, Treasurer and Chair of the Company’s Audit Committee.

We are a mineral exploration company. Since inception we have purchased a uranium property in Saskatchewan, Canada and intend to pursue exploration of this property. We may also pursue other mineral exploration projects as opportunities arise.

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles and we have expensed all development expenses related to the establishment of the company. Our fiscal year end is May 31st.

Since inception the Company has not been involved in any bankruptcy, receivership or similar proceedings.

On July 15, 2005, our board of directors authorized us to issue of 3,000,000 shares of common stock to our President and sole Director, Donald Kello. These shares were sold for $0.001 per common share for gross proceeds of $3,000.00 and were issued pursuant to Regulation S of the Securities Act of 1933, as amended (“Regulation S”).  We did not engage in any general solicitation or advertising regarding these shares.

On July 15, 2005, our board of directors also authorized us to proceed, on a best efforts basis, with an offering of up to 4,000,000 of our common shares through a Regulation S offering to non-US residents at a price of $0.02 per share in order to raise operating capital for the Company.

Between July 15, 2005 and May 1, 2006, pursuant to Regulation S, we accepted subscription agreements from certain investors to purchase 2,525,000 of our common shares, at a purchase price of $0.02 per common share for total gross proceeds to us of $50,500.00. The sale price of our common stock was the result of negotiations between the respective purchasers and the Company and was not based on book value or our assets. We did not engage in any general solicitation or advertising regarding these shares. The offering was closed by way of Board Consent on May 1, 2006.

Since inception the Company has not been involved in any reclassification, consolidation, or merger arrangements.

We currently employ one person, namely Donald Kello, who is responsible for all the daily activities of the Company. He presently devotes whatever time is deemed necessary to fulfill the obligations of the Company.  At such time as he becomes unable to handle the daily operations of the Company, he expects to hire additional personnel as is required.

OUR BUSINESS

We are in the business of researching, acquiring and exploring properties for the existence of commercially viable quantities of uranium in Canada. The Company’s goal is to identify and either purchase or option certain interests in various uranium prospects with a view to extracting uranium from the same and generating a profit either alone or by partnering with other companies with greater resources than ours.

On April 6, 2006, the Company entered into an asset purchase agreement with Scott Bell, of Saskatchewan, Canada wherein we purchased from Mr. Bell all rights and interests in a uranium prospect bearing the Government of Saskatchewan Claim Number S-108991 (the “Claim”).  The Claim is comprised of approximately 741 hectares of land located in the Athabasca Basin in Northern Saskatchewan, Canada and is located within an area which has become known as the North Sprekley Lake area.  The property does not have any proved uranium reserves. The Company will be required to extensively explore its current leases and claims in order to determine if any uranium in commercially viable quantities is present.  The purchase price paid to Mr. Bell for this Claim was $15,985.15 and the Claim was transferred to Guinness Exploration, Inc. on June 1, 2006 and all appropriate documents reflecting the transfer was filed with the Government of Saskatchewan.

INDUSTRY OVERVIEW

Worldwide Uranium Supply and Demand

The uranium market supply and demand fundamentals remained strong in 2005, indicating a need for more primary mine production over the coming decade. During the past 20 years, uranium consumption has exceeded mine production by a wide margin, with the difference being made up by secondary supply sources such as various types of inventory and recycled products. While there are still inventories, they are considerably reduced and in many cases might be classified as strategic rather than excess and, therefore, are not available to be used or sold.

Uranium Demand

Current nuclear power trends are generally positive. However, it is difficult to know whether these trends and the national debates on the long-term future of nuclear power will result in more or less favorable conditions for the nuclear industry. New plant construction, improved reactor operations, updates and the extension of reactor lives make it highly likely that, at a minimum, the current demand for uranium will continue for several decades.

World uranium consumption totaled about 175 million pounds in 2005. Cameco Corp. estimates that annual world uranium consumption will reach 217 million pounds in 2015 reflecting an annual growth rate of about 2%. In 2006, world demand is expected to increase to about 176 million pounds.

Growth in demand could be tempered somewhat as uranium price increases encourage utilities to order more enrichment services. Uranium demand is affected by the enrichment process, which is one of the steps in making most nuclear fuel. Utilities choose the amount of uranium and enrichment services they will use depending on the price of each. In essence, utilities may substitute enrichment for uranium, thereby decreasing the demand for uranium and increasing the demand for enrichment. For example, when uranium prices rise, utilities tend to use more enrichment assuming enrichment prices remain constant. Of course, if enrichment prices increased, utilities would likely use less enrichment and more uranium. The tails assay (percentage of uranium left after processing) is an indication of the mix of uranium and enrichment used. The lower the tails assay, the less uranium being used.

For example, if world utilities choose to decrease tails assay by 0.01%, this would decrease annual uranium requirements by 2% or about 4 million pounds of uranium per year and increase the demand for enrichment services by 2%. The decrease in uranium consumption to 175 million pounds in 2005 was due primarily to lower tails assay, offset somewhat by new reactors coming online. It is important to note that there is a limit to the enrichment capacity that is currently available. In addition, enrichment contracts generally limit the ability to substitute enrichment for uranium.

In 2005, four reactors were connected to the electricity grid, two in Japan, one in India, and a refurbished reactor restarted in Canada. Three of these units entered commercial operation in 2005, and the other was expected to enter commercial operation in the first quarter of 2006. There were two reactor closures in 2005, both as a result of nuclear phase-outs, one in Germany and one in Sweden.

Uranium Supply

World uranium supply comes from primary mine production and a number of secondary sources.

Primary Sources of Supply

World production in 2005 was estimated at about 108 million pounds U3O8, up 3% from 105 million pounds in 2004, largely as a result of incremental increases in production at existing mines. World production is expected to increase to 110 million pounds in 2006.

It is expected that with higher uranium prices, new mines will startup, but the lead-time before they enter commercial production may be lengthy depending on the region. As a result, primary supply cannot significantly increase in the near-term. The level of increase in primary mine production is dependent on a number of factors, including:

> the strength of uranium prices;

> the efficiency of regulatory regimes in various regions;

> currency exchange rates in producer countries compared to the US dollar; and

> prices for other mineral commodities produced in association with uranium

Secondary Sources of Supply

Secondary sources of supply consist of surplus US and Russian military materials, excess commercial inventory and recycled products. Recycled products include reprocessed uranium, mixed oxide fuel and re-enriched tails material. Some utilities use reprocessed uranium and mixed oxide fuel from used reactor fuel. In recent years, another source of supply has been re- enriched depleted uranium tails generated using excess enrichment capacity. We estimate that these recycled products will account for about 10% of world requirements over the next 10 years.

With the exception of recycled material, secondary supplies are finite. Currently, most recycled products are a high-cost fuel alternative and are used by utilities in only a few countries.  (Source Cameco, Inc.)

Competition

We operate in a highly competitive industry, competing with other mining and exploration companies, and institutional and individual investors, which are actively seeking uranium minerals exploration properties throughout the world together with the equipment, labor and materials required to exploit such properties. Many of our competitors have financial resources, staff and facilities substantially greater than ours. The principal area of competition is encountered in the financial ability to cost effectively acquire prime minerals exploration prospects and then exploit such prospects. Competition for the acquisition of uranium minerals exploration properties is intense, with many properties available in a competitive bidding process in which we may lack technological information or expertise available to other bidders. Therefore, we may not be successful in acquiring and developing profitable properties in the face of this competition. No assurance can be given that a sufficient number of suitable uranium minerals exploration properties will be available for acquisition and development.

Uranium production is international in scope and is characterized by a relatively small number of companies operating in only a few countries. In 2004, four (4) companies, Cameco Inc., AREVA/Cogema, Rio Tinto and WMC Resources Limited (now owned by BHP Billiton) produced approximately 57% of total world output. Most of Western World production was from Canada and Australia which produced a combined 52% of global uranium output in 2004. Moreover, in 2004, Kazakhstan, Russia and Uzbekistan produced a combined 22% of worldwide uranium while supplying significant quantities of uranium into Western World markets. The Canadian uranium industry has in recent years been the leading world supplier, producing nearly 30% of the world supply.

Government Regulation

The exploration activities of the Company are subject to various federal, provincial and local laws governing prospecting, development, production, taxes, labour standards and occupational health, mine safety, toxic substances and other matters. Exploration activities are also subject to various federal, provincial and local laws and regulations relating to the protection of the environment. These laws mandate, among other things, the maintenance of air and water quality standards, and land reclamation. These laws also set forth limitations on the generation, transportation, storage and disposal of solid and hazardous waste. Although the Company’s exploration activities are currently carried out in accordance with all applicable rules and regulations, no assurance can be given that new rules and regulations will not be enacted or that existing rules and regulations will not be applied in a manner which could limit or curtail production or development. Amendments to current laws and regulations governing operations and activities of exploration, mining and milling or more stringent implementation thereof could have a substantial adverse impact on the Company.

All phases of the Corporation’s operations are subject to environmental regulation in the various jurisdictions in which it operates or may operate in the future. These regulations mandate, among other things, the maintenance of air and water quality standards and land reclamation. They also set forth limitations on the generation, transportation, storage and disposal of solid and hazardous waste. Environmental legislation is evolving in a manner which will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects, and a heightened degree of responsibility for companies and their officers, directors and employees. There is no assurance that future changes in environmental regulation, if any, will not adversely affect the Corporation’s operations. Environmental hazards may exist on the properties on which the Corporation holds interests which are unknown to the Corporation at present and which have been caused by previous or existing owners or operators of the properties.

REPORTS TO SECURITY HOLDERS

We are not currently required to deliver an annual report to our security holders and do not expect to do so for the foreseeable future.

On July 9, 2007 the Securities and Exchange Commission (“SEC”) completed its review of our registration statement on Form SB-2 and the statement became effective. We are now a reporting company and therefore will be filing Forms 10-QSB quarterly reports and Forms 10-KSB annual reports with the SEC. We will also be filing other reports including reports on Form 8-K, proxy and information statements and other information regarding the Company.  The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549 and/or obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, we are an electronic filer and as such, all items filed by us are available through an Internet site maintained by the SEC which contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which site is available at http://www.sec.gov.

ITEM 2.       DESCRIPTION OF PROPERTY

We presently operate from the home of our President, who provides these premises to the company rent free. We intend to continue operating from these premises until such time as management determines that other space or employees are required.  These premises are located at 844 Reddington Court, Coquitlam, British Columbia, Canada, ph: 604.813.3045, fax: 604.488.0239.

The Company does not have any investments or interests in real estate, nor real estate mortgages, nor in securities nor interests in persons primarily engaged in real estate activities and therefore has no investment policies related to such matters. There is no limitation on the Company acquiring such interests and there is no limitation on the percentage of assets which the Company might invest in any one of such investments. Additionally, there is no requirement for the Board of Directors to seek approval through a vote of security holders for changes to any such policies if such investment policies were implemented in the future. It is not a policy of the Company to acquire assets primarily for possible capital gains nor primarily for income. At this time the Company has no intention of investing in any of the aforementioned investments.

The Company owns a mineral claim, which had a total undepreciated value as of May 31, 2007 of $15,985 and which are detailed in Note 5 of the annual financial statements included in this report.

ITEM 3.       LEGAL PROCEEDINGS

There are no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our officer and director, or any registered or beneficial shareholders are an adverse party or has a material interest adverse to us.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the year ended May 31, 2007, no matters were submitted to a vote of the Company's security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company’s shares are not yet listed for trading on an exchange or stock market and therefore there is not a public market for its common equity. The Company has no senior securities outstanding.

Holders

As of August 23, 2007, the Company had 32 shareholders of its common shares.

Dividends

There are no restrictions that would limit the Company from paying dividends. The Company paid no dividends during the periods presented and has no intention of paying dividends in the foreseeable future.

Sales of Unregistered Securities

There were no sales of unregistered securities subsequent to the registration of 5,525,000 common shares of recorded on the Form SB-2 which became effective July 9, 2007.

Securities Authorized for Issuance Under Equity Compensation Plans

During the most recent fiscal year ended, the Company did not have any compensation plans nor individual compensation arrangements under which it might authorize the issuance of equity securities, options, or registration rights to employees or non-employees in exchange for consideration in the form of goods or services.

ITEM 6.       MANAGEMENTS’ DISCUSSION AND ANALYSIS

Overview

This annual report on Form 10-KSB contains "forward-looking statements" relating to the registrant which represent the registrant's current expectations or beliefs including, statements concerning registrant’s operations, performance, financial condition and growth. For this purpose, any statement contained in this quarterly report on Form 10-KSB that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "anticipation", "intend", "could", "estimate", or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel and variability of quarterly results, ability of registrant to continue its growth strategy and competition, certain of which are beyond the registrant's control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

We are a start-up, exploration stage company with a limited operating history. Since inception we have purchased a uranium property in Saskatchewan, Canada and intend to pursue exploration of this property. We may also pursue other mineral exploration projects as opportunities arise.

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles and we have expensed all development expenses related to the establishment of the company.

Results of Operations for the Comparative Fiscal Years ended May 31, 2007 and May 31, 2006:

Revenues

Since inception we have earned $nil in revenues.

Operating Expenses

Our operating expenses are classified into two categories:
-       Professional fees
-       Administrative expenses

Professional Fees

Professional fees were $47,683 in the twelve months ended May 31 2007 versus $nil for the same period ended May 31, 2006. During the current twelve month period professional fees were primarily composed of auditor fees for the audit of our May 31, 2006 financial statements and review of our November 30, 2006 and February 28, 2007 financials and accounting fees for those reports. We also incurred legal fees in respect to the filing of our Form SB-2. During the coming year, we project professional fees will remain at current levels.

Administrative Expenses

Administrative expenses were $3,346 versus $nil respectively for the twelve month periods ended May 31, 2007 versus May 31, 2006. During the current period administrative fees were primarily composed of Edgar Agent filing fees related to our Form SB-2 filings. We expect administrative fees to increase during the coming year.

Net Loss

We incurred net losses of $(51,071) for the twelve months ended May 31, 2007 compared with net losses of $(848) for the same period ended May 31, 2006.

Material Events and Uncertainties

Our operating results are difficult to forecast. Our prospects should be evaluated in light of the risks, expenses and difficulties commonly encountered by comparable early stage companies in mineral resource markets.

There can be no assurance that we will successfully address such risks, expenses and difficulties and cannot assure you that we will become profitable in the future.

Liquidity and Capital Resources

Since the date of our incorporation, we have raised $53,500 though private placements of our common shares and $890 through shareholder loans. As of May 31, 2007 we had cash on hand of $6,407 and prepaid expenses of $314. We project we will need to raise additional funds during the coming twelve months and expect we will receive sufficient shareholder loans from our President to cover our operating requirements. However, we also project we will need to raise additional equity to provide the funds necessary to explore and develop our current property and have plans to pursue further sales of common shares to existing shareholders and the public.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 7.       FINANCIAL STATEMENTS

GUINNESS EXPLORATION INC.
(an Exploration Stage Company)

INDEX TO FINANCIAL STATEMENTS

Fiscal Year Ended May 31, 2007

F-1 (11)

GUINNESS EXPLORATION INC.
(an Exploration Stage Company)

Report of Independent Registered Public Accounting Firm

Board of Directors
Guinness Exploration Inc.

We have audited the accompanying balance sheet of Guinness Exploration Inc. (An Exploration Stage Company) as of May 31, 2007 and the related statements of operations, stockholders’ equity, and cash flows for the year ended May 31, 2007 and for the period from July 15, 2005 (date of inception) through May 31, 2006 and the period from July 15, 2005 ( date of inception) through  May 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Guinness Exploration Inc (An Exploration Stage Company) as of May 31, 2007 and the results of its operations, stockholders’ equity, and its cash flows for the year ended May 31, 2007 and for the  period from July 15, 2005 (date of inception) to May 31, 2006 and from July 15, 2005 (date of inception) through May 31,2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3, the Company has accumulated operating losses since its inception and has limited business operations, which raise substantial doubt about the Company’s ability to continue as a going concern. Management's plan in regard to this matter is also discussed in Note 3. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Schumacher & Associates, Inc.

Schumacher & Associates, Inc.
Certified Public Accountants
2525 Fifteenth Street, Suite 3H
Denver, Colorado 80211

August 22, 2007

GUINNESS EXPLORATION INC.
(an Exploration Stage Company)

Balance Sheet

May 31, 2007

ASSETS

CURRENT ASSETS
Cash - Note 1	$6,407
Prepaid expenses	314

Total current assets	6,721

OTHER ASSETS
Mineral property – Notes 2, 3, 6, 7, 8 and 10	15,985

Total other assets	15,985

Total assets	$22,706
==============

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$635
Accrued liabilities	19,600
Shareholder loan – Note 10	890

Total current liabilities	21,125

COMMITMENTS AND CONTINGENCIE – Note 6

STOCKHOLDERS’ EQUITY (DEFICIT)
Common shares, 75,000,000 shares with par value $0.001 authorized, 5,525,000 shares issued and outstanding – Note 9	5,525
Paid-in Capital – Note 9	47,975
Accumulated deficit in the development stage	(51,919)

Total stockholders’ equity	1,581

Total liabilities and stockholders’ equity	$22,706
==============

The accompanying notes to financial statements are an integral part of this statement

GUINNESS EXPLORATION INC.
(an Exploration Stage Company)

Statements of Operations

	Fiscal Year ending May 31, 2007		July 15, 2005 (inception) through May 31, 2006	July 15, 2005 (inception) through May 31, 2007

EXPENSES:
Professional fees	$47,683		$-	$47,683
Administrative expenses	3,346		813	4,159

Total expenses	51,029		813	51,842

Net (loss) from Operations	(51,029)		(813)	(51,842)

Interest expense	(42)		(35)	(77)

Net (loss)	$(51,071)		$(848)	$(51,919)
	=============		=============	=============

Loss per common share	$(0.01)	$	Nil	$(0.01)
	=============		=============	=============

Weighted average shares Outstanding	5,525,000		924,164	3,798,905

The accompanying notes to financial statements are an integral part of this statement

GUINNESS EXPLORATION INC.
(an Exploration Stage Company)

Statement of Stockholders’ Equity
From July 15, 2005 (Inception) through May 31, 2007

				Deficit
				Accumulated
				During the	Total
	Common	Common	Paid-in	Exploration	Stockholders’
	Shares	Stock	Capital	Stage	Equity

Balance, July 15, 2005 (Inception)	—	$—	$—	$—	$—

Common shares issued for cash at $0.001 February 7, 2006	3,000,000	$3,000	$—	$—	$3,000
Common shares issued for cash at $0.02 during the Period ended May 31, 2006	2,525,000	$2,525	$47,975	$—	$50,500
Net loss for the period from July 15, 2005 (inception) to May 31, 2006	—	$—	$—	$(848)	$(848)

Balance, May 31, 2006	5,525,000	$5,525	$47,975	$(848)	$52,652
Net loss for year ended May 31, 2007	—	$—	$—	$(51,071)	$(51,071)

Balance, May 31, 2007	5,525,000	$5,525	$47,975	$(51,919)	$1,581
	========	=======	=======	=========	========

The accompanying notes to financial statements are an integral part of this statement

GUINNESS EXPLORATION INC.
(an Exploration Stage Company)

Statement of Cash Flows

	Fiscal Year ending May 31, 2007	July 15, 2005 (inception) through May 31, 2006	July 15, 2005 (inception) through May 31, 2007

Cash flows from operating activities:
Net loss for the period	$(51,071)	$(848)	$(51,919)
Reconciling adjustments:
Adjustments to reconcile net loss
to net cash used in operating activities
Accrued interest on shareholder loans	42	35	77
Net change in operating assets and liabilities
Prepaid expenses	4,686	—	(314)
Accounts payable and accrued liabilities	20,235	—	20,235

Net cash (used) by operating activities	(26,108)	(813)	(31,921)

Cash flows from investing activities:
Purchase of Mineral Property	—	—	(15,985)

Net cash (used) by investing activities	—	—	(15,985)

Cash flows from financing activities:
Common stock issued for cash	—	53,500	53,500
Loans by stockholders	—	813	813

Net cash provided by financing activities	—	54,313	54,313

Net increase (decrease) in cash	(26,108)	53,500	6,407

Cash, beginning of period	32,515	—	—

Cash, end of period	$6,407	$53,500	$6,407
	=============	=============	=============

The accompanying notes to financial statements are an integral part of this statement

GUINNESS EXPLORATION INC.
(an Exploration Stage Company)

Notes to Financial Statements

Note 1 – Operations

Organization and Description of Business

Guinness Exploration Inc. (“Guinness”, “We”, or the “Company”) was incorporated in the State of Nevada on July 15, 2005.

We are a mineral exploration company. Since inception we have purchased a uranium property in Saskatchewan, Canada and intend to pursue exploration of this property. We may also pursue other mineral exploration projects as opportunities arise.

Our fiscal year end is May 31st.

Exploration Stage Activities

The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations. The Company was formed for the purposes of acquiring exploration and development stage mineral properties. The Company has not commenced business operations.

Note 2 – Summary of Significant Accounting Policies

This summary of significant accounting policies is presented to assist in understanding Guinness Exploration Inc.’s financial statements. The financial statements and notes are representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles in the United States of America and have been consistently applied in the preparation of the financial statements, which are stated in U.S. Dollars.

The financial statements reflect the following significant accounting policies:

Exploration Stage Company

The Company is an exploration stage company as defined in the Financial Accounting Standards Board (“FASB”) Statements of Financial Accounting Standards (“SFAS”) No. 7. The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced.  As an exploration stage enterprise, the Company discloses the deficit accumulated during the exploration stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date.

Mineral Properties and Exploration Expenditures

The Company expenses all cost incurred on mineral properties to which it has secured exploration rights prior to the establishment of proven and probable reserves. If and when

GUINNESS EXPLORATION INC.
(an Exploration Stage Company)

Notes to Financial Statements

proven and probable reserves are determined for a property and a feasibility study prepared with respect to the property, then subsequent exploration and development costs of the property will be capitalized.

The Company regularly performs evaluations of any investment in mineral properties to assess the recoverability and/or the residual value of its investments in these assets.  All long-lived assets are reviewed for impairment annually or whenever events or circumstances change which indicate the carrying amount of an asset may not be recoverable.

Exploration Expenditures

The Company follows a policy of expensing exploration expenditures until a production decision in respect of the project and the Company is reasonably assured that it will receive regulatory approval to permit mining operations, which may include the receipt of a legally binding project approval certificate.

Management periodically reviews the carrying value of its investments in mineral leases and claims with internal and external mining related professionals.  A decision to abandon, reduce or expand a specific project is based upon many factors including general and specific assessments of mineral deposits, anticipated future mineral prices, anticipated future costs of exploring, developing and operating a production mine, the expiration term and ongoing expenses of maintaining mineral properties and the general likelihood that the Company will continue exploration on such project.  The Company does not set a predetermined holding period for properties with unproven deposits, however, properties which have not demonstrated suitable metal concentrations at the conclusion of each phase of an exploration program are re-evaluated to determine if future exploration is warranted, whether there has been any impairment in value and that their carrying values are appropriate.

If an area of interest is abandoned or it is determined that its carrying value cannot be supported by future production or sale, the related costs are charged against operations in the year of abandonment or determination of value.  The amounts recorded as mineral leases and claims represent costs to date and do not necessarily reflect present or future values.

The Company’s exploration activities and proposed mine development are subject to various laws and regulations governing protection of the environment. These laws are continually changing, generally becoming more restrictive. The Company has made, and expects to make in the future, expenditures to comply with such laws and regulations.

The accumulated costs of properties that are developed to the stage of commercial production will be amortized to operations through unit-of-production depletion.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

GUINNESS EXPLORATION INC.
(an Exploration Stage Company)

Notes to Financial Statements

Loss per Share

Loss per share is computed in accordance with SFAS No. 128, “Earnings per Share”. Basic loss per share is calculated by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding for the period.

Estimated Fair Value of Financial Instruments

The  carrying  value  of  accounts  payable,  and  other  financial  instruments reflected  in  the  financial  statements  approximates  fair  value  due  to the short-term maturity of the instruments. It is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Comprehensive Income

The Company has adopted SFAS No. 130, "Reporting Comprehensive Income". SFAS 130 requires that the components and total amounts of comprehensive income be displayed in the financial statements beginning in 1998. Comprehensive income includes net income and all changes in equity during a period that arises from non-owner sources, such as foreign currency items and unrealized gains and losses on certain investments in equity securities. Comprehensive loss for the periods shown equals the net loss for the period plus the effect of foreign currency translation.

Income Taxes

The Company has adopted SFAS No. 109, “Accounting for Income Taxes”, which requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted rates in effect in the years during which the differences are expected to reverse and upon the possible realization of net operating loss carry-forwards.

Valuation of Long-Lived Assets

The Company periodically analyzes its long-lived assets for potential impairment, assessing the appropriateness of lives and recoverability of un-depreciated balances through measurement of undiscounted operation cash flows on a basis consistent with accounting principles generally accepted in the United States of America.

Start-up Costs

The Company has adopted FASB Statement of Position No. 98-5 ("SOP 98-5"), "Reporting the Costs of Start-Up Activities." SOP 98-5 requires that all non-governmental entities expense the cost of start-up activities, including organizational costs as those costs are incurred.

GUINNESS EXPLORATION INC.
(an Exploration Stage Company)

Notes to Financial Statements

Currency

The majority of the Company's cash flows are in United States dollars. Accordingly, the US dollar is the Company’s functional currency. Transactions in foreign currency are translated into U.S. dollars on the following basis:

Monetary items, at the rate of exchange prevailing as at the balance sheet date
Non-Monetary items including equity, at the historical rate of exchange
Revenues and expenses, at the period average in which the transaction occurred

Cash and Cash Equivalents

The Company considers cash and cash equivalents to consist of cash on hand and demand deposits in banks with an initial maturity of 90 days or less.

Risks and Uncertainties

The Company is subject to substantial business risks and uncertainties inherent in starting a new business. There is no assurance that the Company will be able to generate sufficient revenues or obtain sufficient funds necessary for launching a new business venture.

New Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on these financial statements.

Other

No dividends have been paid during the periods presented.

The Company consists of one reportable business segment.

We did not have any off-balance sheet arrangements as of May 31, 2007.

Note 3– Basis of Presentation

Generally accepted accounting principles in the United States of America contemplate the continuation of the Company as a going concern. However, the Company has accumulated operation losses since its inception and has limited business operations, which raises substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company is dependent upon the continuing financial support of investors and stockholders of the Company. It is the belief of management that initiatives planned for the upcoming fiscal year will expand the Company’s investor base. The Company intends to acquire additional operating capital through

GUINNESS EXPLORATION INC.
(an Exploration Stage Company)

Notes to Financial Statements

private equity offerings to the public to fund its business plan. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Note 4 – Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157 “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years and earlier application is encouraged. The Company has adopted this Statement and this adoption did not impact the Company's financial position, results of operations, or cash flows.

Various additional accounting pronouncements have been issued during 2006 and 2007, none of which are expected to have any material effect on the financial statements of the Company.

Note 5 - Mineral property

As of May 31, 2007, the Company’s mineral property asset consisted of 100% ownership of a uranium mineral property staked as Claim number S-108991. This property comprises 741 hectares in the Athabasca Basin, Saskatchewan, Canada and was purchased for $15,985. To date no exploration costs have been incurred for this property.

Note 6 – Commitments and contingencies

The Company is not required to expend money on these Claims for a period of two years beginning April 6, 2006. However, if work has not been performed before the two-year milestone, the Company must pay the government of Saskatchewan the sum of Cdn $12 per hectare per year retroactive to April 6, 2006.

GUINNESS EXPLORATION INC.
(an Exploration Stage Company)

Notes to Financial Statements

Note 7 – Concentration risks

The Company is subject to concentration risk because its operations are solely focused on the uranium industry and its sole asset is its mineral property in Saskatchewan, Canada.

Note 8 – Income Taxes

The Company is subject to federal income taxes in the US. The Company has had no net income from its US operations and therefore has not paid nor has any income taxes owing in the US.

Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes. The Company's deferred tax assets consist entirely of the benefit from net operating loss carry-forwards. The Company's deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of the net operating loss carry-forwards.  Net operating loss carry-forwards may be further limited by a change in company ownership and other provisions of the tax laws.

The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows (“NOL” denotes Net Operating Loss):

Year Ending	Estimated NOL Carry-forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Net Tax Benefit

2006	$ (848)	2026	$ 127	$ (127)	$ —
2007	$ (51,071)	2027	$ 7,661	$ (7,661)	$ —

	$ (51,919)		$ 7,788	$ (7,788)	$ —
	============		==========	=========	========

The total valuation allowance for the year ended May 31, 2007 is $(7,788) which increased by $(7,661) for the reported period.

Note 9 – Common Stock Issued

On February 7, 2006, the Company issued 3,000,000 shares of its common stock to its President for cash. This transaction was valued at a board approved value of $0.001 per share for total proceeds of $3,000.

During the fiscal year ending May 31, 2006, the Company issued 2,525,000 shares of its common stock in a private offering at $0.02 per share for total proceeds of $50,500.

GUINNESS EXPLORATION INC.
(an Exploration Stage Company)

Notes to Financial Statements

Note 10 – Shareholder Loan

As at May 31, 2007, the Company had one related party shareholder loan outstanding of $890 which included $77 of accrued interest. This loan is uncollateralized and has no fixed repayment date.

ITEM 8.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no changes or disagreements with accountants on accounting and financial disclosure.

ITEM 8A.     CONTROLS AND PROCEDURES

Disclosure controls and procedures

As of the end of the period covered by this report (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e)) under the Exchange Act. Based on that evaluation, the Certifying Officers have concluded that, as of the Evaluation Date, the disclosure controls and procedures in place were adequate to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations.

Internal control over financial reporting

The Certifying Officers reviewed our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f)) under the Exchange Act as of the Evaluation Date and concluded that no changes occurred in such control or in other factors during the fiscal year ending May 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.     OTHER INFORMATION

There is no information the Company would have been required to file on Form 8K during the fourth quarter of the fiscal year ended May 31, 2007.

PART III

ITEM 9.       DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

The following table sets forth certain information regarding the executive officer and director of Guinness Exploration Inc. as of May 31, 2007.

Name                       Age          Title                                                               Term

Donald Kello             41           President, Chief Executive Officer,                 1 year
                                                Chief Financial Officer, Principal
                                                Accounting Officer, Chair of the
                                                Board, Treasurer, and Secretary

Donald Kello
Mr. Kello has no experience in mineral explorations. Mr. Kello has been employed by Richmond Elevators in British Columbia, Canada as an elevator mechanic and installer from May 2004 to the present. From 1992 to 2004, Mr. Kello was employed by Protec Installation Group as an electrical journeyman foreman. Mr. Kello studied Industrial Drafting from 1983 to 1984 and attended the Electrical Apprentice Program at BCIT in British Columbia from 1986 to 1987 and completed his electrical apprenticeship at Cariboo College in British Columbia from 1988 to 1990.

Family Relationships

Because we only have a sole officer and director, there are no family relationships between any director or executive officer.

Significant Employees

Mr. Kello is the sole employee of the Company.

Involvement in Certain Legal Proceedings

No officer, director, or control person of the Company has had any involvement in legal proceedings during the past five years that are material to an evaluation of the ability or integrity of any director, officer, or control person of the Company.

Audit Committee Financial Expert

The duties of an audit committee were assigned to the full board via a resolution executed May 15, 2006. Due to the fact that the Company is in its exploration stage, it has not yet been able to recruit and compensate an expert for the Audit Committee.

Compliance With Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities and Exchange Act of 1934 requires our executive officers, directors and persons who own more than 10% of our equity securities registered pursuant to Section 12 of the Exchange Act of 1934 (the “Act”) to file with the SEC initial statements of beneficial ownership on Form 3, reports of changes in ownership on Form 4 and annual reports concerning their ownership on Form 5. Executive officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. As of August 23, 2007 the Company has not registered under Section 12 of the Act and as such no reports on Forms 3, 4 or 5 have to date been filed.

Code of Ethics

We have adopted a Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer. This code is filed herein as Exhibit 14.1. Upon request, the Company will furnish a copy of this Code of Ethics by mail to any person without charge. Such requests should be made in writing and mailed to: Guinness Exploration Inc., 844 Reddington Court, Coquitlam, British Columbia, Canada V4C 4P7 attn: Code of Ethics Request.

ITEM 10.      EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth the salaries and director fees we paid to our executive officer in our most recent fiscal year ended May 31, 2007 and since inception:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards/SAR’s ($) (1)	Securities Underlying Options/SAR’s (#)	LTIP Payouts ($) (2)	All Other Compensation ($)(3)

Donald Kello President & CEO	Fiscal 2007	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Donald Kello President & CEO	Fiscal 2006	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Notes:
(1)     SAR’s are “Stock Appreciation Rights”
(2)     LTIP’s are “Long-Term Incentive Plans”
(3)     There are no standard arrangements for the compensation of our President and Director.

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of August 23, 2007, certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group:

NAME	AMOUNT AND NATURE OF BENEFICIAL SHARES OWNED (1)	PERCENT OF OUTSTANDING OWNERSHIP (2)

Donald Kello	3,000,000 common shares	54.30%

Officers, Directors and Control Persons as a Group	3,000,000 common shares	54.30%

(1)     Based on 5,525,000 shares of common stock issued and outstanding as of August 23, 2007. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2)     No member of Management has the right to acquire within sixty days through options, warrants, rights, conversion, privilege or similar obligations any security of the Company.

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the two years ended May 31, 2007, there have been no material transactions or series of similar transactions to which the Company was or will be a party, in which the amount involved exceeds $60,000 and in which any promoter, founder, director or executive officer, or any security holder who is known to us to own of record, or beneficially, more than five percent of the our common stock, or any member of the immediate family of any of the foregoing persons, had a material interest, and none is presently proposed.

ITEM 13.      EXHIBITS

EXHIBIT INDEX

Number      Exhibit Description

3.1*           Articles of Incorporation

ITEM 13.      EXHIBITS (continued)

3.2*            Certificate of Amendment of Articles of Incorporation

3.3*            Bylaws

10.1*          Material Contract – Purchase Mineral Claim

14.1*          Code of Ethics

24.1*          Power of Attorney

31.1            Certificate of President & Chief Executive Officer (principal executive officer)
                   pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the
                   Sarbanes-Oxley Act of 2002

31.2            Certificate of Chief Financial Officer (principal financial officer) pursuant to 18
                   U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley
                   Act of 2002

32.1            Certificate of President & Chief Executive Officer and Chief Financial Officer
                   and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*    Filed as an exhibit to our registration statement on Form SB-2 filed December 27, 2006 and incorporated herein by this reference

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the fees for professional audit services rendered by Schumacher & Associates Inc. CPAs for the audit of the Corporation’s annual financial statements for the years ended May 31, 2007 and May 31, 2006 and fees billed for other services rendered by Schumacher & Associates Inc. CPAs during those periods. All services reflected in the following fee table for 2007 and 2006 were pre-approved, respectively, in accordance with the policy of the Board of Directors.

                                                                                   Fiscal Year Ended
                                                                      May 31, 2007              May 31, 2006
                        Audit fees (1)                                  $19,600                      $ 9,500
                        Audit-related fees                               -                                 -
                        Tax fees                                             -                                 -
                        All other fees                                      -                                 -
                        TOTAL FEES                             $19,600                       $ 9,500

(1) Audit fees consist of audit and review services, consents and review of documents filed with the SEC.

In its capacity as the Audit Committee, the Board of Directors pre-approves all audit (including audit-related) and permitted non-audit services to be performed by the independent auditors. The Board of Directors annually approves the scope and fee estimates for the year-end audit to be performed by the Corporation’s independent auditors for the fiscal year. With respect to other permitted services, the Board of Directors pre-approves specific engagements, projects and categories of services on a fiscal year basis, subject to individual project and annual maximums. To date, the Company has not engaged its auditors to perform any non-audit related services.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUINNESS EXPLORATION INC.

/s/ Donald.Kello
Donald Kello
President and Chief Executive Officer,
Chief Financial Officer, Principal Accounting Officer
Secretary, Treasurer,
Director and Chair of Board

Dated: August 23, 2007