Form 10QSB/A
period 2007-08-31
Guinness Exploration, Inc
filed 2007-10-29
CIK 1373024

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________

FORM 10-QSB/A
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

The issuer had 5,525,000 shares of common stock issued and outstanding as of October 29, 2007.

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

Dated: October 29, 2007