Form 10QSB
period 2007-11-30
Guinness Exploration, Inc
filed 2008-01-22
CIK 1373024

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________

FORM 10-QSB
____________________________

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2007

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

The issuer had 5,525,000 shares of common stock issued and outstanding as of January 18, 2008.

Transitional Small Business Disclosure Format (Check One):   Yes [  ]   No [X]

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS (unaudited)

GUINNESS EXPLORATION, INC.
(an Exploration Stage Company)

INDEX TO FINANCIAL STATEMENTS

QII-08
Three and Six Month Periods Ending November 30, 2007

GUINNESS EXPLORATION, INC.
(an Exploration Stage Company)

Balance Sheet

	November 30, 2007 (unaudited)	May 31, 2007 (See Note 1)

ASSETS

CURRENT ASSETS
Cash	$3,360	$6,407
Prepaid expenses	181	314

Total current assets	3,541	6,721

OTHER ASSETS
Mineral property	15,985	15,985

Total other assets	15,985	15,985

Total assets	$19,526	$22,706
	=============	=============

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$878	$635
Accrued liabilities	1,500	19,600
Shareholder loans (Note 3)	24,000	890

Total current liabilities	26,378	21,125

STOCKHOLDERS’ EQUITY (DEFICIT)
Common shares, 75,000,000 shares with par value $0.001 authorized, 5,525,000 shares issued and outstanding	5,525	5,525
Paid-in Capital	47,975	47,975
Accumulated deficit in the development stage	(60,352)	(51,919)

Total stockholders’ equity (deficit)	(6,852)	1,581

Total liabilities and stockholders’ equity (deficit)	$19,526	$22,706
	=============	=============

The accompanying notes to financial statements are an integral part of this statement

GUINNESS EXPLORATION, INC.
(an Exploration Stage Company)

Statement of Operations
(unaudited)

		Three months ending November 30, 2007		Three months ending November 30, 2006		Six months ending November 30, 2007		Six months ending August 31, 2006	July 15, 2005 (inception) through November 30, 2007

EXPENSES:
Professional fees		$2,424		$4,914		$6,037		$4,914	$53,720
Administrative expenses		626		101		2,005		1,945	6,164

Total expenses		3,050		5,015		8,042		6,859	59,884

Net (loss) from Operations		(3,050)		(5,015)		(8,042)		(6,859)	(59,884)

Interest expense		(259)		(10)		(391)		(21)	(468)

Net (loss)		$(3,309)		$(5,025)		$(8,433)		$(6,880)	$(60,352)
		==========		==========		==========		==========	==========

Loss per common share	$	Nil	$	Nil	$	Nil	$	Nil	$(0.01)

Weighted average shares outstanding		5,525,000		5,525,000		5,525,000		5,525,000	4,162,397

The accompanying notes to financial statements are an integral part of this statement

GUINNESS EXPLORATION, INC.
(an Exploration Stage Company)

Statement of Stockholders’ Equity
(unaudited unless otherwise noted)

	Common Shares	Common Stock	Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholders' Deficit

Common shares issued for cash at $0.001 February 7, 2006	3,000,000	$3,000	$—	$—	$3,000
Common shares issued for cash at $0.02 during the period ended May 31, 2006	2,525,000	$2,525	$47,975	$—	$50,500
Net loss for the period from July 15, 2005 (inception) through May 31, 2006	—	$—	$—	$(848)	$(848)

Balance, May 31, 2006 (audited)	5,525,000	$5,525	$47,975	$(848)	$52,652

Net loss for Year ended May 31, 2007	—	$—	$—	$(51,071)	$(51,071)

Balance, May 31, 2007 (audited)	5,525,000	$5,525	$47,975	(51,919)	1,581

Net loss for six months ended November 30, 2007	—	$—	$—	$(8,433)	$(8,433)

Balance, November 30, 2007	5,525,000	$5,525	$47,975	$(60,352)	$(6,852)
	========	========	========	==========	==========

The accompanying notes to financial statements are an integral part of this statement

GUINNESS EXPLORATION, INC.
(an Exploration Stage Company)

Statement of Cash Flows
(unaudited)

	Six months ending November 30, 2007	Three months ending November 30, 2006	July 15, 2005 (inception) through November 30, 2007

Cash flows from operating activities:
Net loss for the period	$(8,433)	$(6,880)	$(60,352)
Reconciling adjustments:
Adjustments to reconcile net loss
to net cash used in operating activities
Accrued interest on shareholder loans	391	21	468
Net change in operating assets and liabilities
Prepaid expenses	133	(8,000)	(181)
Accounts payable	(17,857)	—	2,378

Net cash (used) by operating activities	(25,766)	(14,859)	(57,687)

Cash flows from investing activities:
Purchase of Mineral Property	—	—	(15,985)

Net cash (used) by investing activities	—	—	(15,985)

Cash flows from financing activities:
Common stock issued for cash	—	—	53,500
Loans by stockholders	22,719	—	23,532

Net cash provided by financing activities	22,719	—	77,032

Net increase (decrease) in cash	(3,047)	(14,859)	3,360

Cash, beginning of period	6,407	32,515	—

Cash, end of period	$3,360	$17,656	$3,360
	============	============	=============

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

Note 2 – Basis of Presentation

Generally accepted accounting principles in the United States of America contemplate the continuation of the Company as a going concern. However, the Company has accumulated operating losses since its inception and has limited business operations, which raises substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company is dependent upon the continuing financial support of investors and stockholders of the Company. As of November 30, 2007 we project the Company will need additional cash resources to operate during the upcoming 12 months and will raise this capital through shareholder loans from our President. It is also the belief of management that initiatives planned for the upcoming fiscal year will expand the Company’s investor base. The Company intends to attempt to acquire additional operating capital through private equity offerings to the public and existing investors to fund its business plan. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Note 3 – Shareholder Loan

As at November 30, 2007, the Company had one related party shareholder loan outstanding of $24,000 which included $468 of accrued interest. This loan is uncollateralized and has no fixed repayment date.

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

Results of Operations for the Comparative Three and Six Month Periods Ended November 30, 2007 and 2006

Revenues
Since inception we have earned $nil in revenues.

Our operating expenses are classified into two categories:
-       Professional fees
-       Administrative expenses

Professional Fees
Professional fees were $2,424 and $6,037 respectively during the three and six months ended November 30, 2007 versus $4,914 and 4,914 respectively for the three and six months ended August 31, 2006. During the current periods professional fees were composed of accountant and auditor fees for the preparation and review of the financial statements included in this Report and the 10-QSB filed for QI-08. During the coming quarter, we project professional fees will remain at current levels.

Administrative Expenses
Administrative expenses were $626 and $2,005 respectively for the three and six months ended November 30, 2007 and $101 and $1,945 respectively for the three and six months ended August 31, 2006. During the current periods administrative fees were primarily composed of Edgar Agent filing fees related to our SEC filings. We expect administrative fees to remain at current levels during the coming quarter.

Net Loss
We incurred net losses of $(3,309) and $(8,433) for the three and six months ended November 30, 2007 compared with net losses of $(5,025) and $(6,880) for the three and six months ended August 31, 2006.

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

Liquidity and Capital Resources

Since the date of our incorporation, we have raised $53,500 though private placements of our common shares and $23,532 through shareholder loans. As of November 30, 2007 we had cash on hand of $3,360 and a prepaid expense of $181. We project we will need to raise additional funds during the coming twelve months and expect we will receive sufficient shareholder loans from our President to cover our operating requirements. However, we also project we will need to attempt to raise additional equity to provide the funds necessary to explore and develop our current property and have plans to pursue further sales of common shares to existing shareholders and the public.

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

Internal control over financial reporting

The Certifying Officers reviewed our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f)) under the Exchange Act as of  the Evaluation Date and concluded that no changes occurred in such control or in other factors during the first quarter of our fiscal year ending November 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended November 30, 2007, no matters were submitted to a vote of the Company's security holders, through the solicitation of proxies or otherwise.

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

*   Filed as an exhibit to our registration statement on Form SB-2 filed December 27, 2006 and incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUINNESS EXPLORATION, INC.

/s/ Donald Kello
Donald Kello
President & CEO, CFO

Dated: January 18, 2008