Form 10QSB
period 2008-02-29
Guinness Exploration, Inc
filed 2008-04-14
CIK 1373024

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________

FORM 10-QSB
____________________________

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2008

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM

_______________ to _______________

Commission File # 333-139683

GUINNESS EXPLORATION, INC.
(Exact name of small business issuer as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

98-0465540
(IRS Employer Identification Number)

1312 North Monroe Street, Spokane, Washington 99201
(Address of principal executive offices)

(509) 252-9157
(Issuer’s telephone number)

844 Reddington Court
Coquitlam, British Columbia, Canada V4C 4P7
(Former name, former address and former fiscal year, if changed since last report)

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

The issuer had 5,525,000 shares of common stock issued and outstanding as of April 10, 2008.

Transitional Small Business Disclosure Format (Check One):  Yes [  ]  No [X]

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS (unaudited)

GUINNESS EXPLORATION, INC.
(an Exploration Stage Company)

INDEX TO FINANCIAL STATEMENTS

QIII-08
Three and Nine Month Periods Ending February 29, 2008

GUINNESS EXPLORATION, INC.
(an Exploration Stage Company)

Balance Sheets

	February 29, 2008 (unaudited)	May 31, 2007 (See Note 1)

ASSETS

CURRENT ASSETS
Cash	$2,263	$6,407
Prepaid expenses	-	314

Total current assets	2,263	6,721

OTHER ASSETS
Mineral property	15,985	15,985

Total other assets	15,985	15,985

Total assets	$18,248	$22,706
	=============	=============

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$1,825	$635
Accrued liabilities	1,500	19,600
Shareholder loans (Note 3)	24,292	890

Total current liabilities	27,617	21,125

STOCKHOLDERS’ EQUITY (DEFICIT)
Common shares, 75,000,000 shares with par value $0.001 authorized, 5,525,000 shares issued and outstanding	5,525	5,525
Paid-in Capital	47,975	47,975
Accumulated deficit in the development stage	(62,869)	(51,919)

Total stockholders’ equity (deficit)	(9,369)	1,581

Total liabilities and stockholders’ equity (deficit)	$18,248	$22,706
	=============	=============

The accompanying notes to financial statements are an integral part of this statement

GUINNESS EXPLORATION, INC.
(an Exploration Stage Company)

Statements of Operations
(unaudited)

		Three months ending February 29, 2008		Three months ending February 28, 2007		Nine months ending February 29, 2008	Nine months ending February 28, 2007	July 15, 2005 (inception) through February 29, 2008

EXPENSES:
Professional fees		$1,500		$19,611		$7,537	$24,525	$55,220
Administrative expenses		725		1,185		2,730	3,130	6,889

Total expenses		2,225		20,796		10,267	27,655	62,109

Net (loss) from Operations		(2,225)		(20,796)		(10,267)	(27,655)	(62,109)

Interest expense		(292)		(11)		(683)	(32)	(760)

Net (loss)		$(2,517)		$(20,807)		$(10,950)	$(27,687)	$(62,869)
		==========		==========		==========	==========	===========

Loss per common share	$	Nil	$	Nil	$	Nil	$(0.01)

Weighted average shares outstanding		5,525,000		5,525,000		5,525,000	5,525,000	4,291,564

The accompanying notes to financial statements are an integral part of this statement

GUINNESS EXPLORATION, INC.
(an Exploration Stage Company)

Statements of Cash Flows
(unaudited)

	Nine months ending February 29, 2008	Nine months ending February 28, 2007	July 15, 2005 (inception) through February 29, 2008

Cash flows from operating activities:
Net loss for the period	$(10,950)	$(27,687)	$(62,869)
Reconciling adjustments:
Adjustments to reconcile net loss
to net cash used in operating activities
Net change in operating assets and liabilities
Prepaid expenses	314	1,175	-
Accounts payable and accrued liabilities	(16,910)	635	3,325

Net cash (used) by operating activities	(27,546)	(25,877)	(59,544)

Cash flows from investing activities:
Purchase of Mineral Property	—	—	(15,985)

Net cash (used) by investing activities	—	—	(15,985)

Cash flows from financing activities:
Common stock issued for cash	—	—	53,500
Loans from shareholders	23,402	32	24,292

Net cash provided by financing activities	23,402	32	77,792

Net increase (decrease) in cash	(4,144)	(25,845)	2,263

Cash, beginning of period	6,407	32,515	—

Cash, end of period	$2,263	$6,670	$2,263
	============	============	============

The accompanying notes to financial statements are an integral part of this statement

GUINNESS EXPLORATION, INC.
(an Exploration Stage Company)

Notes to Financial Statements
(unaudited)

Note 1 – Basis of Presentation

The financial statements included herein have been prepared by Guinness Exploration, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States for interim financial information, and pursuant to instructions for Form 10-QSB and Item 310(b) of Regulation S-B. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the May 31, 2007 audited financial statements and the accompanying notes included in the Company’s Form 10-KSB filed with the Commission. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be followed by the Company later in the year. The results of operations for the interim periods are not necessarily indicative of the results for the full year. In management’s opinion all adjustments necessary for a fair presentation of the Company’s financial statements are reflected in the interim periods included.

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
(unaudited)

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

Exploration Costs

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

The Company’s exploration activities and proposed mine development are subject to various laws and regulations governing protection of the environment. These laws are continually changing and generally becoming more restrictive. The Company has made, and expects to make in the future, expenditures to comply with such laws and regulations.

The accumulated costs of properties that are developed to the stage of commercial production will be amortized to operations through the units-of-production method.

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

GUINNESS EXPLORATION INC.
(an Exploration Stage Company)

Notes to Financial Statements
(unaudited)

Basic and Diluted Net Loss per Share

Basic net loss per share is computed in accordance with SFAS No. 128, “Earnings per Share”. Basic loss per share is calculated by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss available to common stockholders by common stock equivalents. At February 29, 2008, the Company did not have any common stock equivalents outstanding.

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

GUINNESS EXPLORATION INC.
(an Exploration Stage Company)

Notes to Financial Statements
(unaudited)

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 Foreign Currency Translation, using the exchange rate prevailing at the balance sheet date. Historical cost balances are re-measured using historical exchange rates. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income.  Foreign currency transactions are primarily undertaken in Canadian dollars.  The Company has not to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Cash and Cash Equivalents

The Company considers cash and cash equivalents to consist of cash on hand and demand deposits in banks with an initial maturity of 90 days or less.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on these financial statements.

Note 2 – Going Concern

Generally accepted accounting principles in the United States of America contemplate the continuation of the Company as a going concern. However, the Company has accumulated operating losses since its inception and has limited business operations, which raises substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company is dependent upon the continuing financial support of investors and stockholders of the Company. As of February 29, 2008 we projected the Company would need additional cash resources to operate during the upcoming 12 months and would raise this capital through shareholder loans from our President. To this end, subsequent to quarter end our President made additional

GUINNESS EXPLORATION INC.
(an Exploration Stage Company)

Notes to Financial Statements
(unaudited)

shareholder loans to the Company totaling $18,076. The Company intends to attempt to acquire additional operating capital through private equity offerings to the public and existing investors to fund its business plan. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Note 3 – Shareholder Loan

As at February 29, 2008, the Company had one related party shareholder loan outstanding of $24,292 which included $760 of accrued interest. This loan is uncollateralized and has no fixed repayment date.

Note 4 – Subsequent Event

During March 2008, our President made additional shareholder loans to the Company totaling $18,076.

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

During the current quarter, we made series of changes regarding the Company’s operations. These included: (i) the engagement of Madsen & Associates CPA’s Inc. as the Company’s new principal independent accountant; (ii) the engagement of Empire Stock Transfer as the Company’s new transfer agent; and (iii) the move of our office to Spokane, Washington.

Results of Operations for the Comparative Three and Nine Month Periods Ended February 29, 2008 and 2007

Revenues
Since inception we have earned $nil in revenues.

Our operating expenses are classified into two categories:
-     Professional fees
-     Administrative expenses

Professional Fees
Professional fees were $1,500 and $7,537 respectively during the three and nine month periods ended February 29, 2008 versus $19,611 and $24,525 respectively for the three and nine month periods ended February 28, 2007. During the current periods professional fees were composed of auditor fees for the review of the financial statements included in this Report and the 10-QSBs filed for quarters one and two. The higher level of professional fees during fiscal 2007 was related to the filing and review of our Form SB-2.  During the coming quarter, we project professional fees will remain at current levels.

Administrative Expenses
Administrative expenses were $725 and $2,730 respectively for the three and nine months ended February 29, 2008 and $1,185 and $3,130 respectively for the three and nine months ended February 28, 2007. During the current periods administrative fees were primarily composed of Edgar Agent filing fees related to our SEC filings and Transfer Agent fees related to our change of Transfer Agents. Additionally, we incurred moderate expenses to open our new office in Washington State. We expect administrative fees to remain at current levels during the coming quarter.

Net Loss
We incurred net losses of $(2,517) and $(10,950) for the three and nine month periods ended February 29, 2008 compared with net losses of $(20,807) and $(27,687) for the three and nine month periods ended February 28, 2007.

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

Liquidity and Capital Resources

From the date of our incorporation to February 29, 2008, we have raised $53,500 though private placements of our common shares and $23,532 through shareholder loans. Additionally, subsequent to quarter end, we have raised additional shareholder loans of $18,076. As of February 29, 2008 we had cash on hand of $3,360 and as of filing date have cash resources of 10,993. We project we will need to raise additional funds during the coming twelve months and expect we will receive sufficient shareholder loans from our President to cover our operating requirements. However, we also project we will need to attempt to raise additional equity to provide the funds necessary to explore and develop our current property and have plans to pursue further sales of common shares to existing shareholders and the public.

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

Internal control over financial reporting

The Certifying Officers reviewed our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f)) under the Exchange Act as of the Evaluation Date and concluded that no changes occurred in such control or in other factors during the first quarter of our fiscal year ending February 29, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended February 29, 2008, no matters were submitted to a vote of the Company's security holders, through the solicitation of proxies or otherwise.

ITEM 5.   OTHER INFORMATION

(a)  During the quarter there was no information which would have been required to be filed via a report on Form 8-K which was not filed as such.

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

Dated: April 14, 2008