Form 10KSB
period 2008-05-31
Guinness Exploration, Inc
filed 2008-08-29
CIK 1373024

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________

FORM 10-KSB
____________________________

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ to _______________

Commission File # 000-53375

GUINNESS EXPLORATION, INC.
(Exact name of small business issuer as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

98-0465540
(IRS Employer Identification Number)

1312 North Monroe Street
Spokane, Washington 99201
(Address of principal executive offices)

(509) 252-9157
 (Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class:	Name of each exchange on which registered:
None	The issuer’s shares are not yet listed for trading on an exchange or stock market

Securities registered under Section 12(g) of the Exchange Act:

Title of class:
Not Applicable

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy information incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☒ No ☐

The issuer earned nil revenues of during fiscal year 2008.

The issuer’s shares are not yet listed for trading and therefore the issuer cannot state an aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of a specified date within the past 60 days

The issuer had 71,825,000 shares of common stock issued and outstanding as of August 28, 2008.

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

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

OVERVIEW OF COMPANY

Guinness Exploration, Inc. (“Guinness”, “We”, the “Registrant”, or the “Company”) was incorporated in the State of Nevada on July 15, 2005. We are presently a shell company. In 2006, we purchased a uranium property in Saskatchewan, Canada and in 2008 we determined that we would not proceed with this property and formally abandoned the project. Currently we are pursuing merger and acquisition opportunities regarding other mineral exploration projects.

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

We are a reporting company and file Forms 10-QSB quarterly reports and Forms 10-KSB annual reports with the SEC. We also file other reports including reports on Form 8-K, proxy and information statements and other information regarding the Company.  The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549 and/or obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, we are an electronic filer and as such, all items filed by us are available through an Internet site maintained by the SEC which contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which site is available at http://www.sec.gov.

ITEM 2.     DESCRIPTION OF PROPERTY

We presently operate from our office in Spokane, Washington which is located at 1312 North Monroe Street, Spokane, Washington 99201. This office is rented month to month and there is no lease.

The Company does not have any investments or interests in real estate, nor real estate mortgages, nor in securities, nor interests in persons primarily engaged in real estate activities and therefore has no investment policies related to such matters. There is no limitation on the Company acquiring such interests and there is no limitation on the percentage of assets which the Company might invest in any one of such investments. Additionally, there is no requirement for the Board of Directors to seek approval through a vote of security holders for changes to any such policies if such investment policies were implemented in the future. It is not a policy of the Company to acquire assets neither primarily for possible capital gains nor primarily for income. At this time the Company has no intention of investing in any of the aforementioned investments.

The Company does not presently own property of any kind.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the year ended May 31, 2008, no matters were submitted to a vote of the Company's security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company’s shares are listed on the NASD OTC-BB under the stock symbol GNXP.OB and have not yet traded. The Company has no senior securities outstanding.

Holders

As of August 28, 2008, the Company had 32 shareholders of its common shares.

Dividends

There are no restrictions that would limit the Company from paying dividends.

On May 26, 2008, the Company declared a 12 for 1 stock dividend. The Record date and Payment date for this stock dividend were June 4, 2008 and June 6, 2008 respectively. The Company instructed its Transfer Agent to round up to one for any fractional interest which resulted in the calculation of the dividend. This dividend had the effect of increasing the issued and outstanding share capital of the Company from 5,525,000 shares to 71,825,000 shares. All references in this Report and our financial statements to stock issued and stock outstanding have been retroactively adjusted as if the stock dividend had taken place on July 15, 2005 (inception).

The Company and has no intention of paying further dividends in the foreseeable future.

Sales of Unregistered Securities

There were no sales of unregistered securities subsequent to the registration of 71,825,000 (5,525,000 pre-dividend) common shares of recorded in our Form SB-2 filing.

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

We are a start-up, exploration stage company with a limited operating history. We intend to pursue exploration opportunities regarding mineral exploration projects as opportunities arise.

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles and we have expensed all development expenses related to the establishment of the company.

Operational Developments

During the year ended May 31, 2008 material developments in the Company included: (i) the abandonment of its mineral property investment in Saskatchewan, Canada; (ii) the issuance of a 12 for 1 stock dividend; and (iii) the resignation of Mr. Donald Kello as the sole director and officer of the Company and the appointment of Mr. Michael Juhasz to those same positions.

Results of Operations for the Comparative Fiscal Years ended May 31, 2008 and May 31, 2007:

Revenues

Since inception we have earned $nil in revenues.

Operating Expenses

Our operating expenses are classified into three categories:
-     Professional fees
-     Administrative expenses
-     Asset Impairments

Professional Fees
Professional fees were $15,814 in the twelve months ended May 31, 2008 versus $47,683 for the same period ended May 31, 2007. During the current twelve month period professional fees were primarily composed of auditor and accounting fees for the audit of our May 31, 2007 financial statements and review of our quarterly financial statements. The decrease in professional fees year over year is explained by the fact that in 2007 we expended additional resources toward complying with SEC requirements regarding the filing of our Form SB-2. During the coming year, we project professional fees will remain at current levels.

Administrative Expenses
Administrative expenses were $4,925 versus $3,346 respectively for the twelve month periods ended May 31, 2008 and May 31, 2007. During the current period administrative fees were primarily composed of Edgar Agent filing fees and rent. We expect administrative fees to remain at current levels during the coming year.

Impairment Loss on Mineral Property
On April 6, 2006 we purchased a uranium property in Saskatchewan, Canada and on July 17, 2008 we determined we would not proceed with this property and formally abandoned the project. This abandonment is recorded in our financial statements as an Asset Impairment and totaled $15,985 for the year ended May 31, 2008.

Net Loss
We incurred a net loss of $(37,913) for the twelve months ended May 31, 2008 compared with a net loss of $(51,071) for the same period ended May 31, 2007.

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

Liquidity and Capital Resources

Since the date of our incorporation, we have raised $53,500 though private placements of our common shares and $42,875 through shareholder loans. As of May 31, 2008 we had cash on hand of $9,503 and prepaid expenses of $1,115. We project we will need to raise additional funds during the coming twelve months and expect we will receive sufficient shareholder loans from our President to cover our operating requirements. However, we also project we will need to raise additional equity to provide the funds necessary to explore and develop our current property and have plans to pursue further sales of common shares to existing shareholders and the public.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 7.     FINANCIAL STATEMENTS

GUINNESS EXPLORATION INC.
(an Exploration Stage Company)

INDEX TO FINANCIAL STATEMENTS

Fiscal Year Ended May 31, 2008

GUINNESS EXPLORATION INC.
(an Exploration Stage Company)

Madsen & Associates CPA’s Inc.
684 East Vine Street #3, Murray, Utah 84107

Ted A. Madsen, CPA	Member:	American Institute of
Certified Public Accountants
Utah Association of
Certified Public Accountants

To Board of Directors and
Stockholders of Guinness Exploration, Inc.

Report of Independent Registered Public Accounting Firm

We have audited the accompanying balance sheet of Guinness Exploration, Inc. (the Company), an exploration stage company, as of May 31, 2008 and the statements of operations, stockholders’ equity and cash flows for the year then ended. We did not audit the statements of operations, stockholders’ equity, and cash flows for the year ended May 31, 2007 or for the period from July 15, 2005 through May 31, 2007. Those financial statements were audited by other auditors whose reports have been furnished to us. Our opinion on the statements of operations, stockholders’ equity, and cash flows for the year ended May 31, 2007 and for the period from July 15, 2005 to May 31, 2007 is based solely upon the report of other auditors. These financial statements are the responsibility of the Company’s managements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Guinness Exploration, Inc., an exploration stage company, as of May 31, 2008 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have the necessary working capital for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 3 to the financial statements. These financial statements do not include any adjustments that might result for the outcome of this uncertainty.

/s/ Madsen & Associates CPAs, Inc.
Madsen & Associates CPAs, Inc.
Salt Lake City, Utah
August 25, 2008

GUINNESS EXPLORATION INC.
(an Exploration Stage Company)

Report of Independent Registered Public Accounting Firm

Board of Directors
Guinness Exploration Inc.

We have audited the accompanying statements of operations, stockholders’ equity, and cash flows of Guinness Exploration Inc. (An Exploration Stage Company) for the year ended May 31, 2007 and for the period from July 15, 2005 (date of inception) through May 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of its operations, stockholders’ equity, and its cash flows of Guinness Exploration Inc (An Exploration Stage Company) for the year ended May 31, 2007 and for the period from July 15, 2005 (date of inception) through May 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Schumacher & Associates, Inc.

Schumacher & Associates, Inc.
Certified Public Accountants
2525 Fifteenth Street, Suite 3H
Denver, Colorado 80211

August 22, 2007

GUINNESS EXPLORATION INC.
(an Exploration Stage Company)

Balance Sheet

May 31, 2008
ASSETS

CURRENT ASSETS
Cash	$9,503
Prepaid expenses	1,115
Total current assets	10,618

OTHER ASSETS
Mineral property (Notes 2 and 5)	-
Total other assets	-

Total assets	$10,618

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,575
Accrued liabilities	3,766
Shareholder loan (Note 8)	41,609
Total current liabilities	46,950

STOCKHOLDERS’ EQUITY (DEFICIT)
Common shares, 75,000,000 shares with par value $0.001 authorized, 71,825,000 shares issued and outstanding (Notes 4 and 7)	71,825
Paid-in Capital (Note 7)	(18,325)
Accumulated deficit in the development stage	(89,832)
Total stockholders’ equity (deficit)	(36,332)

Total liabilities and stockholders’ equity	$10,618

The accompanying notes to financial statements are an integral part of this statement

GUINNESS EXPLORATION INC.
(an Exploration Stage Company)

Statements of Operations

	Year ended May 31, 2008		Year ended May 31, 2007		July 15, 2005 (inception) through May 31, 2008

EXPENSES:
Professional fees		$15,814		$47,683	$63,497
Administrative expenses		4,925		3,346	9,084
Impairment loss on mineral property		15,985		-	15,985
Total expenses		36,724		51,029	88,566

Net (loss) from Operations		(36,724)		(51,029)	(88,566)

Interest expense		(1,189)		(42)	(1,266)

Net (loss)		$(37,913)		$(51,071)	$(89,832)

Loss per common share	$	nil	$	nil

Weighted average shares Outstanding		71,825,000		71,825,000

The accompanying notes to financial statements are an integral part of this statement

GUINNESS EXPLORATION INC.
(an Exploration Stage Company)

Statement of Stockholders’ Equity
From July 15, 2005 (Inception) through May 31, 2008

				Deficit
				Accumulated
				During the	Total
	Common	Common	Paid-in	Exploration	Stockholders’
	Shares	Stock	Capital	Stage	Equity

Balance, July 15, 2005 (Inception)	—	$—	$—	$—	$—

Common shares issued for cash at $0.001 February 7, 2006	39,000,000	$39,000	$(36,000)	$—	$3,000
Common shares issued for cash at $0.02 during the Period ended May 31, 2006	32,825,000	$32,825	$17,675	$—	$50,500
Net loss for the period fromJuly 15, 2005 (inception) to May 31, 2006	—	$—	$—	$(848)	$(848)
Balance, May 31, 2006	71,825,000	$71,825	$(18,325)	$(848)	$52,652

Net loss for year ended May 31, 2007	—	$—	$—	$(51,071)	$(51,071)
Balance, May 31, 2007	71,825,000	$71,825	$(18,325)	$(51,919)	$1,581

Net loss for year ended May 31, 2008	—	$—	$—	$(37,913)	$(37,913)
Balance, May 31, 2008	71,825,000	$71,825	$(18,325)	$(89,832)	$(36,332)

The accompanying notes to financial statements are an integral part of this statement

GUINNESS EXPLORATION INC.
(an Exploration Stage Company)

Statement of Cash Flows

	Year ended May 31, 2008	Year ended May 31, 2007	July 15, 2005 (inception) through May 31, 2008

Cash flows from operating activities:
Net loss for the period	$(37,913)	$(51,071)	$(89,832)
Reconciling adjustments:
Adjustments to reconcile net loss
to net cash used in operating activities
Net change in operating assets and liabilities
Prepaid expenses	(801)	4,686	(1,115)
Accounts payable and accrued liabilities	(14,971)	20,277	5,341
Mineral property impairments	15,985	—	15,985
Net cash (used) by operating activities	(37,700)	(26,108)	(69,621)

Cash flows from investing activities:
Purchase of Mineral Property	—	—	(15,985)
Net cash (used) by investing activities	—	—	(15,985)

Cash flows from financing activities:
Common stock issued for cash	—	—	53,500
Loans by stockholders	40,796	—	41,609
Net cash provided by financing activities	40,796	—	95,109

Net increase (decrease) in cash	3,096	(26,108)	9,503

Cash, beginning of period	6,407	32,515	—

Cash, end of period	$9,503	$6,407	$9,503

The accompanying notes to financial statements are an integral part of this statement

GUINNESS EXPLORATION INC.
(an Exploration Stage Company)

Notes to Financial Statements

Note 1 – Operations

Organization and Description of Business

Guinness Exploration, Inc. (“Guinness”, “We”, the “Registrant”, or the “Company”) was incorporated in the State of Nevada on July 15, 2005. We are presently a shell company. In 2006, we purchased a uranium property in Saskatchewan, Canada and in 2008 we determined that we would not proceed with this property and formally abandoned the project. Currently we are pursuing merger and acquisition opportunities regarding other mineral exploration projects.

Our fiscal year end is May 31st.

Exploration Stage Activities

The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations. The Company was formed for the purposes of acquiring exploration and development stage mineral properties. The Company has not commenced business operations.

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

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

GUINNESS EXPLORATION INC.
(an Exploration Stage Company)

Notes to Financial Statements

Mineral Properties and Exploration Expenditures

The Company expenses all costs incurred on mineral properties to which it has secured exploration rights prior to the establishment of proven and probable reserves. If and when proven and probable reserves are determined for a property and a feasibility study prepared with respect to the property, then subsequent exploration and development costs of the property will be capitalized.

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

GUINNESS EXPLORATION INC.
(an Exploration Stage Company)

Notes to Financial Statements

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

GUINNESS EXPLORATION INC.
(an Exploration Stage Company)

Notes to Financial Statements

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

Foreign Currency Translation

The majority of the Company's cash flows are in United States dollars. Accordingly, the US dollar is the Company’s functional currency. Transactions in foreign currency are translated into U.S. dollars on the following basis:

   Monetary items, at the rate of exchange prevailing as at the balance sheet date
   Non-Monetary items including equity, at the historical rate of exchange
   Revenues and expenses, at the period average in which the transaction occurred.

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

We did not have any off-balance sheet arrangements as of May 31, 2008.

GUINNESS EXPLORATION INC.
(an Exploration Stage Company)

Notes to Financial Statements

Note 3– Going Concern

Generally accepted accounting principles in the United States of America contemplate the continuation of the Company as a going concern. However, the Company has accumulated operating losses since its inception and has limited business operations, which raises substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company is dependent upon the continuing financial support of investors and stockholders of the Company, as well as its President through additional shareholder loans. However, there is no assurance that any equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Note 4 – Stock Dividend

On May 26, 2008, the Company declared a 12 for 1 stock dividend. The Record date and Payment date for this stock dividend were June 4, 2008 and June 6, 2008 respectively. The Company instructed its Transfer Agent to round up to one for any fractional interest which resulted in the calculation of the dividend. This dividend had the effect of increasing the issued and outstanding common shares of the Company from 5,525,000 shares to 71,825,000 shares. All references in these financial statements to stock issued and stock outstanding have been retroactively adjusted as if the stock dividend had taken place on July 15, 2005 (inception).

Note 5 – Impairment Loss on Mineral Property

On July 17, 2008, the Company determined it should abandon the mineral property asset which consisted of 100% ownership of a uranium mineral property staked as Saskatchewan Claim number S-108991. An impairment loss of $15,985 is reflected in the attached statement of operations for the year ended May 31, 2008.

Note 6 – Income Taxes

The Company is subject to federal income taxes in the US. The Company has had no net income and therefore has not paid nor has any income taxes owing in the US.

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

GUINNESS EXPLORATION INC.
(an Exploration Stage Company)

Notes to Financial Statements

The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows (“NOL” denotes Net Operating Loss):

Year Ending	Estimated NOL Carry-forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Net Tax Benefit

2006	$(848)	2026	$127	$(127)	$—
2007	$(51,071)	2027	$7,661	$(7,661)	$—
2008	$(37,913)	2028	$5,687	$(5,687)	$—
	$(89,832)		$13,475	$(13,475)	$—

The total valuation allowance for the year ended May 31, 2008 is $(13,475) which increased by $(5,687) for the reported period.

Note 7 – Common Stock

On February 7, 2006, the Company issued 3,000,000 shares of its common stock to its President for cash. This transaction was valued at a board approved value of $0.001 per share for total proceeds of $3,000.

During the fiscal year ending May 31, 2006, the Company issued 2,525,000 shares of its common stock in a private offering at $0.02 per share for total proceeds of $50,500.

On May 26, 2008, the Company declared a 12 for 1 stock dividend. The Record date and Payment date for this stock dividend were June 4, 2008 and June 6, 2008 respectively. The Company instructed its Transfer Agent to round up to one for any fractional interest which resulted in the calculation of the dividend. This dividend had the effect of increasing the issued and outstanding share capital of the Company from 5,525,000 shares to 71,825,000 shares. All references in these financial statements to stock issued and stock outstanding have been retroactively adjusted as if the stock dividend had taken place on July 15, 2005
(inception).

Note 8 – Shareholder Loan

As at May 31, 2008, the Company had one related party shareholder loan outstanding of $41,609 that had related accrued interest of $1,266. This loan is uncollateralized, bear simple interest at 5% per annum, may be called for repayment upon demand and has no fixed repayment date.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 6, 2008, we engaged Madsen & Associates CPA’s Inc., an independent registered public accounting firm, as the Company’s new principal independent accountant and accordingly dismissed Schumacher & Associates, Inc. CPAs that same day.

Schumacher & Associates, Inc. CPAs audited the financial statements of the registrant for the period from July 15, 2005 (date of inception) through May 31, 2006 and the full fiscal year ending May 31, 2007 and was engaged by the Company as its independent accountant until March 6, 2008.

Schumacher & Associates, Inc.’s reports in each of the past two years, and the subsequent interim period ended November 30, 2007 did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles other than reflecting an uncertainty as to the Company’s ability to continue as a going concern.

The decision to change our principal independent accountant was approved by the board of directors of the Company.

There were no disagreements with the former accountant, on any matter of accounting principal or practices, financial statement disclosure, or auditing scope or procedure during the two most recent fiscal years or any later interim period.

We provided Schumacher & Associates, Inc. with a copy of the Current Report on Form 8-K which reported this change prior to its filing with the SEC, and requested that they furnish us with a letter addressed to the SEC stating whether they agree with the statements made in the Current Report on Form 8-K, and if not, stating the aspects with which they do not agree. The letter from Schumacher & Associates, Inc. was filed as Exhibit 16.1 to the Current Report on Form 8-K regarding this change filed March 10, 2008.

Madsen & Associates CPA’s Inc. were not engaged by the Company during the two most recent fiscal years and the subsequent interim period as either principal accountant to audit our financial statements or as a consultant.

We have had no disagreements with accountants on accounting and financial disclosure.

ITEM 8A.   CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our President, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms; and (ii) accumulated and communicated to our management, including our President, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management's Annual Report on Internal Control over Financial Reporting.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies face additional limitations. Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties. Often, one or two individuals control every aspect of the Company's operation and are in a position to override any system of internal control. Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

Our management, with the participation of the President, evaluated the effectiveness of the Company's internal control over financial reporting as of May 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework. Based on this evaluation, our management, with the participation of the President, concluded that, as of May 31, 2008, our internal control over financial reporting was not effective due to material weaknesses in the system of internal control.

Specifically, management identified the following control deficiencies:

(1) The Company has not properly segregated duties as one or two individuals initiate, authorize, and complete all transactions. The Company has not implemented measures that would prevent the individuals from overriding the internal control system. The Company does not believe that this control deficiency has resulted in deficient financial reporting because the Chief Financial Officer is aware of his responsibilities under the SEC's reporting requirements and personally certifies the financial reports.

(2) The Company has installed accounting software that does not prevent erroneous or unauthorized changes to previous reporting periods and does not provide an adequate audit trail of entries made in the accounting software. The Company does not think that this control deficiency has resulted in deficient financial reporting because the Company has implemented a series of manual checks and balances to verify that previous reporting periods have not been improperly modified and that no unauthorized entries have been made in the current reporting period.

Accordingly, while the Company has identified certain material weaknesses in its system of internal control over financial reporting, it believes that it has taken reasonable steps to ascertain that the financial information contained in this report is in accordance with generally accepted accounting principles.

Management has determined that current resources would be appropriately applied elsewhere and when resources permit, they will alleviate material weaknesses through various steps.

(b) Changes in Internal Control over Financial Reporting.

During 2008, there were no changes in the Company's internal controls over financial reporting, known to the Chief Executive Officer or the Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B.   OTHER INFORMATION

Changes in Control of Registrant

In a Current Report on Form 8-K filed June 20, 2008, we reported that on June 18, 2008 Mr. Donald Kello and Mr. Michael Juhasz entered an agreement which effected a change in control of the Company. Under this agreement, Mr. Kello sold his common share holding in Company to Mr. Juhasz. These shares represent 54.3% of the total outstanding common stock of the Company. This transaction also included Mr. Juhasz accepting assignment of the shareholder loan Mr. Kello had made to the Company in return for payment to Mr. Kello of the funds owing to him. There was no additional consideration or financial statements or other reportable out of pocket expenses associated with this transaction. No assets or properties have been acquired nor is there any agreement for further consideration associated with the transaction.

Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers.

Additionally we reported in the same Current Report on Form 8-K referenced above that on June 18, 2008 Mr. Donald Kello resigned his positions as Chair, Director, President and CEO, Chief Financial Officer, Principal Accounting Officer, Secretary and Treasurer of the Company for personal reasons and there was no disagreement with the Company relating to its operations, policies or practices. Effective June 18, 2008, Mr. Michael Juhasz was appointed to the positions of Chair, Director, President and CEO, Chief Financial Officer, Principal Accounting Officer, Secretary and Treasurer of the Company.

There is no other information the Company would have been required to file on Form 8K during the fourth quarter of the fiscal year ended May 31, 2008.

PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers
The following table sets forth certain information regarding the executive officer and director of Guinness Exploration Inc. as of May 31, 2008.

Name	Age	Title	Term

Michael Juhasz	32	President, Chief Executive Office Chief Financial Officer, Principal Accounting Officer, Chair of the Board, Treasurer, and Secretary	1 year

Michael Juhasz
Mr. Juhasz has no experience in mineral explorations. Mr. Juhasz is a Canadian professional football player who has been employed by the Calgary Stampeders football club. Mr. Juhasz attended the University of North Dakota where he also played for the Fighting Sioux football team.

Family Relationships

Because we only have a sole officer and director, there are no family relationships between any director or executive officer.

Significant Employees

Mr. Juhasz is the sole employee of the Company.

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

Compliance With Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities and Exchange Act of 1934 requires our executive officers, directors and persons who own more than 10% of our equity securities registered pursuant to Section 12 of the Exchange Act of 1934 (the “Act”) to file with the SEC initial statements of beneficial ownership on Form 3, reports of changes in ownership on Form 4 and annual reports concerning their ownership on Form 5. Executive officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Mr. Juhasz has filed a Form 3 to report his holdings in the Company.

Code of Ethics

We have adopted a Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer. This code is incorporated by reference herein as Exhibit 14.1. Upon request, the Company will furnish a copy of this Code of Ethics by mail to any person without charge. Such requests should be made in writing and mailed to: Guinness Exploration Inc., 1312 North Monroe Street, Spokane, Washington 99201 attn: Code of Ethics Request.

ITEM 10.     EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth the salaries and director fees we paid to our executive officers in our most recent fiscal year ended May 31, 2008 and since inception:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards/SAR’s ($) (1)	Securities Underlying Options/SAR’s (#)	LTIP Payouts ($) (2)	All Other Compensation ($)(3)

Michael Juhasz President & CEO	Fiscal 2008	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Donald Kello President & CEO	Fiscal 2008	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Donald Kello President & CEO	Fiscal 2007	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Donald Kello President & CEO	Fiscal 2006	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Notes:
(1)	SAR’s are “Stock Appreciation Rights”
(2)	LTIP’s are “Long-Term Incentive Plans”
(3)	There are no standard arrangements for the compensation of our President and Director.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of August 28, 2008, certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group:

NAME	AMOUNT AND NATURE OF BENEFICIAL SHARES OWNED (1)	PERCENT OF OUTSTANDING OWNERSHIP (2)

Michael Juhasz	39,000,000 common shares	54.30%

Officers, Directors and Control Persons as a Group	39,000,000 common shares	54.30%

(1)
Based on 71,825,000 shares of common stock issued and outstanding as of August 28, 2008. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2)	No member of Management has the right to acquire within sixty days through options, warrants, rights, conversion, privilege or similar obligations any security of the Company.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the two years ended May 31, 2008, there have been no material transactions or series of similar transactions to which the Company was or will be a party, in which the amount involved exceeds $60,000 and in which any promoter, founder, director or executive officer, or any security holder who is known to us to own of record, or beneficially, more than five percent of the our common stock, or any member of the immediate family of any of the foregoing persons, had a material interest, and none is presently proposed.

ITEM 13.     EXHIBITS

EXHIBIT INDEX

Number	Exhibit Description

3.1*	Articles of Incorporation

3.2*	Certificate of Amendment of Articles of Incorporation

3.3*	Bylaws

14.1*	Code of Ethics

24.1*	Power of Attorney

31.1	Certificate of President & Chief Executive Officer (principal executive officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of Chief Financial Officer (principal financial officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the fees for professional audit services rendered by Madsen & Associates CPA’s Inc. and Schumacher & Associates Inc. CPAs for the audit of the Corporation’s annual financial statements for the years ended May 31, 2008 and May 31, 2007 and fees billed for other services rendered by Madsen & Associates CPA’s Inc. and Schumacher & Associates Inc. CPAs during those periods. All services reflected in the following fee table for 2008 and 2007 were pre-approved, respectively, in accordance with the policy of the Board of Directors.

	Fiscal Year Ended
	May 31, 2008	May 31, 2007

Audit fees (1)	$6,000	$19,600
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
TOTAL FEES	$6,000	$19,600

(1)	Audit fees consist of audit and review services, consents and review of documents filed with the SEC.

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

/s/ Michael Juhasz
Michael Juhasz
President and Chief Executive Officer,
Chief Financial Officer, Principal Accounting Officer
Secretary, Treasurer,
Director and Chair of Board

Dated: August 28, 2008