Form 10-Q
period 2008-08-31
Guinness Exploration, Inc
filed 2008-10-03
CIK 1373024

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarter Ended August 31, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _______________________ TO _______________________

Commission File # 000-53375

GUINNESS EXPLORATION, INC.
 (Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

98-0465540
 (IRS Employer Identification Number)

1312 North Monroe Street, Spokane, Washington 99201
(Address of principal executive offices) (Zip Code)

(509) 252-9157
 (Registrant’s telephone no., including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated file.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes ☒  No ☐

The issuer had 71,825,000 shares of common stock issued and outstanding as of October 3, 2008.

GUINNESS EXPLORATION, INC.
(An Exploration Stage Company)

Page

PART I. Financial Information

Item 1. Financial Statements	1

Balance Sheets at August 31, 2008 (unaudited) and May 31, 2008 (audited)	F-1

Unaudited Statements of Operations for the three month periods ended August 31, 2008 and August 31, 2007 and the Exploration Stage Period of July 15, 2005 to August 31, 2008	F-2

Unaudited Statements of Cash Flows for the three month periods ended August 31, 2008 and August 31, 2007 and the Exploration Stage Period of July 15, 2005 to August 31, 2008	F-3

Notes to Consolidated Unaudited Financial Statements	F-4 to F-7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3. Quantitative and Qualitative Disclosures about Market Risk	9

Item 4. Controls and Procedures	10

PART II. Other Information

Item 1. Legal Proceedings	10

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	10

Item 3. Defaults Upon Senior Securities	10

Item 4. Submission of Matters to a Vote of Security Holders	10

Item 5. Other Information	10

Item 6. Exhibits	11

Signatures	11

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (unaudited)

QI-09
Three Month Period Ended August 31, 2008

GUINNESS EXPLORATION, INC.
(An Exploration Stage Company)

Balance Sheets

	August 31, 2008 (unaudited)	May 31, 2008 (See Note 1)
ASSETS

CURRENT ASSETS
Cash	$185	$9,503
Prepaid expenses	1,779	1,115
Total current assets	1,964	10,618

Total assets	$1,964	$10,618

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$-	$1,575
Accrued liabilities	3,306	3,766
Shareholder loans (Note 3)	41,609	41,609
Total current liabilities	44,915	46,950

STOCKHOLDERS’ EQUITY (DEFICIT)
Common shares, 75,000,000 shares with par value $0.001 authorized, 71,825,000 shares issued and outstanding	5,525	71,825
Paid-in Capital	47,975	(18,325)
Accumulated deficit in the development stage	(96,451)	(89,832)
Total stockholders’ equity (deficit)	(42,951)	(36,332)

Total liabilities and stockholders’ equity (deficit)	$1,964	$10,618

The accompanying notes to financial statements are an integral part of this statement

GUINNESS EXPLORATION, INC.
(An Exploration Stage Company)

Statements of Operations
(Unaudited)

	Three months ended August 31, 2008		Three months ended August 31, 2007		July 15, 2005 (inception) through August 31, 2008

EXPENSES:
Professional fees		$4,260		$6,500	$67,757
Administrative expenses		1,819		1,379	10,903
Impairment loss on mineral property		-		-	15,985
Total expenses		6,079		7,879	94,645

Net (loss) from Operations		(6,079)		(7,879)	(94,645)

Interest expense		(540)		(132)	(1,806)

Net (loss)		$(6,619)		$(8,011)	$(96,451)

Loss per common share	$	Nil	$	Nil

Weighted average shares outstanding		71,825,000		71,825,000

The accompanying notes to financial statements are an integral part of this statement

GUINNESS EXPLORATION, INC.
(An Exploration Stage Company)

Statements of Cash Flows
(Unaudited)

	Three months ended August 31, 2008	Three months ended August 31, 2007	July 15, 2005 (inception) through August 31, 2008

Cash flows from operating activities:
Net loss for the period	$(6,619)	$(8,011)	$(96,451)
Reconciling adjustments:
Adjustments to reconcile net loss
to net cash used in operating activities
Net change in operating assets and liabilities
Prepaid expenses	(664)	314	(1,779)
Accounts payable and accrued liabilities	(2,035)	(12,921)	3,306
Mineral properties impairments	—	—	15,985
Net cash (used) by operating activities	(9,318)	(20,618)	(78,939)

Cash flows from investing activities:
Purchase of Mineral Property	—	—	(15,985)
Net cash (used) by investing activities	—	—	(15,985)

Cash flows from financing activities:
Common stock issued for cash	—	—	53,500
Loans from shareholders	—	14,734	41,609
Net cash provided by financing activities	—	14,734	95,109

Net increase (decrease) in cash	(9,318)	(5,884)	185

Cash, beginning of period	9,503	6,407	—

Cash, end of period	$185	$523	$185

The accompanying notes to financial statements are an integral part of this statement

GUINNESS EXPLORATION, INC.
(An Exploration Stage Company)

Notes to Financial Statements
(Unaudited)

Note 1 – Basis of Presentation

The financial statements included herein have been prepared by Guinness Exploration, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States for interim financial information. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the May 31, 2008 audited financial statements and the accompanying notes included in the Company’s Form 10-KSB filed with the Commission. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be followed by the Company later in the year. The results of operations for the interim periods are not necessarily indicative of the results for the full year. In management’s opinion all adjustments necessary for a fair presentation of the Company’s financial statements are reflected in the interim periods included.

Amounts shown for May 31, 2008 are based upon the audited financial statements of that date.

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

Mineral Property and Exploration Costs

Mineral property exploration costs are expensed as incurred.  Mineral property acquisition costs are initially capitalized when incurred using the guidance in the Emerging Issues Task Force (EITF) 04-02, Whether Mineral Rights are Tangible or Intangible Assets.  The Company assesses the carrying costs for impairment under Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for Impairment or Disposal of Long Lived Assets at

GUINNESS EXPLORATION, INC.
(An Exploration Stage Company)

Notes to Financial Statements
(Unaudited)

each fiscal quarter end.  An impairment is recognized when the sum of the expected undiscounted future cash flows is less than the carrying amount of the mineral property.  Impairment losses, if any, are measured as the excess of the carrying amount of the mineral property over its estimated fair value.

When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized.  Such costs will be amortized using the units-of-production method over the estimated life of the proven and probable reserves.  If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

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

Basic and Diluted Net Loss per Share

Basic net loss per share is computed in accordance with SFAS No. 128, “Earnings per Share”. Basic loss per share is calculated by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss available to common stockholders by common stock equivalents. At August 31, 2008, the Company did not have any common stock equivalents outstanding.

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

GUINNESS EXPLORATION, INC.
(An Exploration Stage Company)

Notes to Financial Statements
(Unaudited)

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

Reclassifications

Certain prior period amounts have been reclassified to conform to current year presentation.

Note 2 – Going Concern

Generally accepted accounting principles in the United States of America contemplate the continuation of the Company as a going concern. However, the Company has accumulated operating losses since its inception and has limited business operations, which raises substantial doubt about the Company’s ability to continue as a going

GUINNESS EXPLORATION, INC.
(An Exploration Stage Company)

Notes to Financial Statements
(Unaudited)

concern. The continuation of the Company is dependent upon the continuing financial support of investors and stockholders of the Company. As of August 31, 2008 we projected the Company would need additional cash resources to operate during the upcoming 12 months and would raise this capital through shareholder loans from our President. To this end, on September 4, 2008 our President made additional shareholder loans to the Company totaling $42,876. The Company intends to attempt to acquire additional operating capital through private equity offerings to the public and existing investors to fund its business plan. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Note 3 – Shareholder Loan

As at August 31, 2008, the Company had one related party shareholder loan outstanding of $41,609 that had $1,806 of accrued interest recorded in accrued liabilities on the balance sheet. This loan is uncollateralized and has no fixed repayment date. Subsequent to quarter end on September 4, 2008 our President made an additional shareholder loan to the Company of $42,876 which increased total shareholder loans outstanding to $84,485.

Note 4 – Subsequent Event

Subsequent to quarter end on September 4, 2008 our President made an additional shareholder loan to the Company of $42,876.

ITEM 2. MANAGEMENTS’ DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This quarterly report on Form 10-Q contains "forward-looking statements" relating to the registrant which represent the registrant's current expectations or beliefs including, statements concerning registrant’s operations, performance, financial condition and growth. For this purpose, any statement contained in this quarterly report on Form 10-Q that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "anticipation", "intend", "could", "estimate", or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel and variability of quarterly results, ability of registrant to continue its growth strategy and competition, certain of which are beyond the registrant's control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

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

Results of Operations for the Comparative Three Month Periods Ended August 31, 2008 and August 31, 2007

Revenues
Since inception we have earned $nil in revenues.

Our operating expenses are classified into three categories:
-  Professional fees
-  Administrative expenses
-  Impairment loss on mineral property

Professional Fees
Professional fees were $4,260 compared with $6,500 for the three month periods ended August 31, 2008 versus August 31, 2007. During the current periods professional fees were composed of auditor and accounting fees relating to the review of the financial statements included in this Report. During the period from July 15, 2005 (inception) to August 31, 2008 professional fees totaled $67,757. In the coming quarter, we project professional fees will remain at current levels.

Administrative Expenses
Administrative expenses were $1,819 compared with $1,379 for the three month periods ended August 31, 2008 versus August 31, 2007. During the current periods administrative fees were primarily composed of Edgar Agent filing fees related to our SEC filings. During the period from July 15, 2005 (inception) to August 31, 2008 professional fees totaled $10,903. We expect administrative fees to remain at current levels during the coming quarter.

Impairment Loss on Mineral Property
On April 6, 2006 we purchased a uranium property in Saskatchewan, Canada and on July 17, 2008 we determined we would not proceed with this property and formally abandoned the project. This abandonment is recorded in our financial statements as an Asset Impairment and totaled $15,985 for the year ended May 31, 2008.

Net Loss
We incurred a net loss of $(6,619) compared with $(8,011) for the three month periods ended August 31, 2008 versus August 31, 2007. During the period from July 15, 2005 (inception) to August 31, 2008, our net loss totaled $(96,451).

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

Liquidity and Capital Resources

Since the date of our incorporation, we have raised $53,500 though private placements of our common shares and $41,609 through shareholder loans. As of August 31, 2008 we had cash on hand of $185 and prepaid expenses of $1,779. Additionally, subsequent to quarter end on September 4, 2008 our President made an additional cash loan of $42,875 to the Company. We project we will need to raise additional funds during the coming twelve months and expect we will receive sufficient shareholder loans from our President to cover our operating requirements. However, we also project we will need to raise additional equity to provide the funds necessary to explore and develop our current property and have plans to pursue further sales of common shares to existing shareholders and the public.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

EXCHANGE RATE FLUCTUATION RISK

Our reporting currency is United States Dollars (“USD”). Our transactions are primarily conducted in USD but also include transactions in other currencies, notably the Canadian Dollar (“CDN”). Foreign currency rate fluctuations may have a material impact on the Company’s financial reporting. These fluctuations may have positive or negative impacts on the results of operations of the Company.

We have not entered into derivative contracts either to hedge existing risk or for speculative purposes.

ITEM 4. CONTROLS AND PROCEDURES

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

Internal control over financial reporting

The Certifying Officers reviewed our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f)) under the Exchange Act as of the Evaluation Date and concluded that no changes occurred in such control or in other factors during the first quarter of our fiscal year ending May 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended August 31, 2008, no matters were submitted to a vote of the Company's security holders, through the solicitation of proxies or otherwise.

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
President & CEO, CFO

Dated: October 3, 2008