Form 10-Q
period 2008-11-30
Guinness Exploration, Inc
filed 2009-01-20
CIK 1373024

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarter Ended November 30, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ___________________ TO ____________________

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

The issuer had 71,825,000 shares of common stock issued and outstanding as of January 20, 2009.

GUINNESS EXPLORATION, INC.
(An Exploration Stage Company)

Page

PART I. Financial Information

Item 1. Financial Statements.

Balance Sheets at November 30, 2008 (unaudited) and May 31, 2008 (audited)	1

Unaudited Statements of Operations for the three and six month periods ended November 30, 2008 and November 30, 2007 and the Exploration Stage Period of July 15, 2005 to November 30, 2008	2

Unaudited Statements of Cash Flows for the six month periods ended November 30, 2008 and November 30, 2007 and the Exploration Stage Period of July 15, 2005 to November 30, 2008	3

Notes to Consolidated Unaudited Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3. Quantitative and Qualitative Disclosures about Market Risk	9

Item 4. Controls and Procedures	10

PART II. Other Information	12

Item 1. Legal Proceedings	12

Item 1a. Risk Factors	12

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3. Defaults Upon Senior Securities	16

Item 4. Submission of Matters to a Vote of Security Holders	16

Item 5. Other Information	16

Item 6. Exhibits	16

Signatures	17

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (unaudited)

QII-09
Three Month Period Ended November 30, 2008

GUINNESS EXPLORATION, INC.
(An Exploration Stage Company)

Balance Sheets

	November 30, 2008 (unaudited)	May 31, 2008 (See Note 1)
ASSETS

CURRENT ASSETS
Cash	$32,652	$9,503
Prepaid expenses	4,350	1,115
Total current assets	37,002	10,618

Total assets	$37,002	$10,618

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$4,201	$1,575
Accrued liabilities	-	3,766
Shareholder loans (Note 3)	84,356	41,609
Total current liabilities	88,557	46,950

STOCKHOLDERS’ EQUITY (DEFICIT)
Common shares, 75,000,000 shares with par value $0.001 authorized, 71,825,000 shares issued and outstanding	71,825	71,825
Paid-in Capital	(18,325)	(18,325)
Accumulated deficit in the exploration stage	(105,055)	(89,832)
Total stockholders’ equity (deficit)	(51,555)	(36,332)

Total liabilities and stockholders’ equity (deficit)	$37,002	$10,618

The accompanying notes to financial statements are an integral part of these financial statements

GUINNESS EXPLORATION, INC.
(An Exploration Stage Company)

Statements of Operations
(Unaudited)

	Three months ended November 30, 2008		Three months ended November 30, 2007		Six months ended November 30, 2008		Six months ended November 30, 2007		July 15, 2005 (inception) through November 30, 2008
EXPENSES:
Professional fees		$6,932		$2,424		$11,192		$6,037	$74,689
Administrative expenses		725		626		2,544		2,005	11,628
Impairment loss on mineral property		-		-		-		-	15,985
Total expenses		7,657		3,050		13,736		8,042	102,302

Net (loss) from Operations		(7,657)		(3,050)		(13,736)		(8,042)	(102,302)

Interest expense		(947)		(259)		(1,487)		(391)	(2,753)

Net (loss)		$(8,604)		$(3,309)		$(15,223)		$(8,433)	$(105,055)

Loss per common share	$	Nil	$	Nil	$	Nil	$	Nil

Weighted average shares outstanding		71,825,000		71,825,000		71,825,000		71,825,000

The accompanying notes to financial statements are an integral part of these financial statements

GUINNESS EXPLORATION, INC.
(An Exploration Stage Company)

Statements of Cash Flows
(Unaudited)

	Six months ended November 30, 2008	Six months ended November 30, 2007	July 15, 2005 (inception) through November 30, 2008
Cash flows from operating activities:
Net loss for the period	$(15,223)	$(8,433)	$(105,055)
Reconciling adjustments:
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest on shareholder loans	1,487	391	2,753
Net change in operating assets and liabilities
Prepaid expenses	(3,235)	133	(4,350)
Accounts payable and accrued liabilities	(1,140)	(17,857)	4,201
Mineral properties impairments	—	—	15,985
Net cash (used) by operating activities	(18,111)	(25,766)	(86,466)

Cash flows from investing activities:
Purchase of Mineral Property	—	—	(15,985)
Net cash (used) by investing activities	—	—	(15,985)

Cash flows from financing activities:
Common stock issued for cash	—	—	53,500
Loans from shareholders	41,260	22,719	81,603
Net cash provided by financing activities	41,260	22,719	135,103

Net increase (decrease) in cash	23,149	(3,047)	32,652

Cash, beginning of period	9,503	6,407	—

Cash, end of period	$32,652	$3,360	$32,652

The accompanying notes to financial statements are an integral part of these financial statements

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

The financial statements reflect the following significant accounting policies:

Exploration Stage Company

The Company is an exploration stage company as defined by SEC Industry Guide 7, and follows the Financial Accounting Standards Board (“FASB”) Statements of Financial Accounting Standards (“SFAS”) No. 7, where applicable. The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced.  As an exploration stage enterprise, the Company discloses the deficit accumulated during the exploration stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date.

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

Basic and Diluted Net Loss per Share

Basic net loss per share is computed in accordance with SFAS No. 128, “Earnings per Share”. Basic loss per share is calculated by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss available to common stockholders by common stock equivalents. At November 30, 2008, the Company did not have any common stock equivalents outstanding.

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

Note 2 – Going Concern

Generally accepted accounting principles in the United States of America contemplate the continuation of the Company as a going concern. However, the Company has accumulated operating losses since its inception and has limited business operations, which raises substantial doubt about the Company’s ability to continue as a going

GUINNESS EXPLORATION, INC.
(An Exploration Stage Company)

Notes to Financial Statements
(Unaudited)

concern. The continuation of the Company is dependent upon the continuing financial support of investors and stockholders of the Company. As of November 30, 2008 we projected the Company would need additional cash resources to operate during the upcoming 12 months and would raise this capital through shareholder loans from our President. The Company intends to attempt to acquire additional operating capital through private equity offerings to the public and existing investors to fund its business plan. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Note 3 – Shareholder Loan

As at November 30, 2008, the Company had one related party shareholder loan outstanding of $84,356 that had $2,753 of accrued interest recorded in accrued liabilities on the balance sheet. This loan is uncollateralized and has no fixed repayment date.

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

Results of Operations for the Comparative Three and Six Month Periods Ended November 30, 2008 and November 30, 2007 and the Exploration Stage Period from July 15, 2005 to November 30, 2008

Revenues
Since inception we have earned $nil in revenues.

Our operating expenses are classified into three categories:
- Professional fees
- Administrative expenses
- Impairment loss on mineral property

Professional Fees
Professional fees were $6,932 and $11,192 respectively for the three and six months ended November 30, 2008 compared with $2,424 and $6,037 respectively for the three and six month periods ended November 30, 2007. During the current periods professional fees were composed of auditor and accounting fees relating to the review of the financial statements included in this Report. During the period from July 15, 2005 (inception) to November 30, 2008 (the “Exploration Stage Period”) professional fees totaled $74,689. In the coming quarter, we project professional fees will remain at current levels.

Administrative Expenses
Administrative expenses were $725 and $2,544 respectively for the three and six month periods ended November 30, 2008 versus $626 and $2,005 respectively for the three and six month periods ended November 30, 2007. During the current periods administrative fees were primarily composed of Edgar Agent filing fees related to our SEC filings. During the Exploration Stage Period administrative expenses totaled $11,628. We expect administrative fees to remain at current levels during the coming quarter.

Impairment Loss on Mineral Property
On April 6, 2006 we purchased a uranium property in Saskatchewan, Canada and on July 17, 2008 we determined we would not proceed with this property and formally abandoned the project. This abandonment is recorded in our financial statements as an Asset Impairment and totaled $15,985 for the year ended May 31, 2008 and is included in the total loss for the Exploration Stage Period.

Net Loss
We incurred net losses of $(8,604) and $(15,223) respectively for the three and six month periods ended November 30, 2008 compared with net losses of $(3,309) and $(8,433) for the three and six month periods ended November 30, 2007. During the Exploration Stage Period our net loss totaled $(105,055).

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

Liquidity and Capital Resources

Since the date of our incorporation, we have raised $53,500 though private placements of our common shares and $81,603 through shareholder loans. As of November 30, 2008 we had cash on hand of $32,652 and prepaid expenses of $4,350. We project we will need to raise additional funds during the coming twelve months and expect we will receive sufficient shareholder loans from our President to cover our operating requirements. However, we also project we will need to raise additional equity to provide the funds necessary to explore and develop our current property and have plans to pursue further sales of common shares to existing shareholders and the public.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e). The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching the Company's desired disclosure control objectives. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company's certifying officer has concluded that the Company's disclosure controls and procedures are not effective in reaching that level of assurance.

As of the end of the period being reported upon, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management's Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Section 13a-15(f) of the Securities Exchange Act of 1934, as amended). Internal control over financial reporting is a process designed by, or under the supervision of, the Company's CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in conformity with U.S. generally accepted accounting principles and include those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

As of November 30, 2008, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the criteria established by COSO management concluded that the Company's internal control over financial reporting was not effective as of November 30, 2008, as a result of the identification of the material weaknesses described below.

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Specifically, management identified the following control deficiencies. (1) The Company has not properly segregated duties as one or two individuals initiate, authorize, and complete all transactions. The Company has not implemented measures that would prevent the individuals from overriding the internal control system. The Company does not believe that this control deficiency has resulted in deficient financial reporting because the Chief Financial Officer is aware of his responsibilities under the SEC's reporting requirements and personally certifies the financial reports. (2) The Company has installed accounting software that does not prevent erroneous or unauthorized changes to previous reporting periods and does not provide an adequate audit trail of entries made in the accounting software.

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

Changes in Internal Control over Financial Reporting

During the second quarter of the Company’s fiscal year ended May 31, 2009, no material changes were made to the Company’s internal control over financial reporting

Remediation Plan

Addition of staff
We have identified that additional staff will be required to properly segment the accounting duties of the Company. However, we do not currently have resources to fulfill this part of our plan and will be addressing this matter once sufficient resources are available.

Limitations on the Effectiveness of Controls

The Company has confidence in its revised regime of internal controls and procedures. Nevertheless, the Company’s management (including the Chief Executive Officer and Chief Financial Officer) believes that a control system, no matter how well designed and operated can provide only reasonable assurance and cannot provide absolute assurance that the objectives of the internal control system are met, and no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Further, the design of an internal control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitation in all internal control systems, no evaluation of controls can provide absolute assurance that all control issuers and instances of fraud, if any, within the Company have been detected.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There is no litigation pending or threatened by or against us.

ITEM 1A.  RISK FACTORS

The following risk factors should be considered in connection with an evaluation of our business:

THE COMPANY'S LIMITED OPERATING HISTORY MAKES IT DIFFICULT FOR YOU TO JUDGE ITS PROSPECTS.

The Company has a limited operating history upon which an evaluation of the Company, its current business and its prospects can be based. You should consider any purchase of the Company's shares in light of the risks, expenses and problems frequently encountered by all companies in the early stages of its corporate development.

LIQUIDITY AND CAPITAL RESOURCES ARE UNCERTAIN.

For the three months ended November 30, 2008, the Company had a Net Loss of $(8,604). The Company may need to raise additional capital by way of an offering of equity securities, an offering of debt securities, or by obtaining financing through a bank or other entity. The Company has not established a limit as to the amount of debt it may incur nor has it adopted a ratio of its equity to debt allowance. If the Company needs to obtain additional financing, there is no assurance that financing will be available from any source, that it will be available on terms acceptable to us, or that any future offering of securities will be successful. If additional funds are raised through the issuance of equity securities, there may be a significant dilution in the value of the Company’s outstanding common stock. The Company could suffer adverse consequences if it is unable to obtain additional capital which would cast substantial doubt on its ability to continue its operations and growth.

THE VALUE AND TRANSFERABILITY OF THE COMPANY'S SHARES MAY BE ADVERSELY IMPACTED BY THE LIMITED TRADING MARKET FOR ITS SHARES AND THE PENNY STOCK RULES.

There is only a limited trading market for the Company's shares. The Company's common stock is traded in the over-the-counter market and "bid" and "asked" quotations regularly appear on the OTC Bulletin Board under the symbol "GRYO". There can be no assurance that the Company's common stock will trade at prices at or above its present level and an inactive or illiquid trading market may have an adverse impact on the market price. In addition, holders of the Company's common stock may experience substantial difficulty in selling their securities as a result of the "penny stock rules" which restrict the ability of brokers to sell certain securities of companies whose assets or revenues fall below the thresholds established by those rules.

FUTURE SALES OF SHARES MAY ADVERSELY IMPACT THE VALUE OF THE COMPANY'S STOCK.

If required, the Company may seek to raise additional capital through the sale of common stock. Future sales of shares by the Company or its stockholders could cause the market price of its common stock to decline.

MINERAL EXPLORATION AND DEVELOPMENT ACTIVITIES ARE SPECULATIVE IN NATURE.

Resource exploration and development is a speculative business, characterized by a number of significant risks including, among other things, unprofitable efforts resulting not only from the failure to discover mineral deposits but from finding mineral deposits which, though present, are insufficient in quantity and quality to return a profit from production. The marketability of minerals acquired or discovered by the Company may be affected by numerous factors which are beyond the control of the Company and which cannot be accurately predicted, such as market fluctuations, the proximity and capacity of milling facilities, mineral markets and processing equipment and such other factors as government regulations, including regulations relating to royalties, allowable production, importing and exporting of minerals and environmental protection, the combination of which factors may result in the Company not receiving an adequate return of investment capital.

Substantial expenditures are required to establish ore reserves through drilling, to develop metallurgical processes to extract the metal from the ore and, in the case of new properties, to develop the mining and processing facilities and infrastructure at any site chosen for mining. Although substantial benefits may be derived from the discovery of a major mineralized deposit, no assurance can be given that minerals will be discovered in sufficient quantities and grades to justify commercial operations or that funds required for development can be obtained on a timely basis. Estimates of reserves, mineral deposits and production costs can also be affected by such factors as environmental permitting regulations and requirements, weather, environmental factors, unforeseen technical difficulties, unusual or unexpected geological formations and work interruptions. In addition, the grade of ore ultimately mined may differ from that indicated by drilling results. Short term factors relating to reserves, such as the need for orderly development of ore bodies or the processing of new or different grades, may also have an adverse effect on mining operations and on the results of operations. Material changes in ore reserves, grades, stripping ratios or recovery rates may affect the economic viability of any project.

THE COMPANY WILL BE SUBJECT TO OPERATING HAZARDS AND RISKS WHICH MAY ADVERSELY AFFECT THE COMPANY'S FINANCIAL CONDITION.

Mineral exploration involves many risks, which even a combination of experience, knowledge and careful evaluation may not be able to overcome. The Company's operations will be subject to all the hazards and risks normally incidental to exploration, development and production of metals, such as unusual or unexpected formations, cave-ins or pollution, all of which could result in work stoppages, damage to property and possible environmental damage. The Company does not have general liability insurance covering its operations and does not presently intend to obtain liability insurance as to such hazards and liabilities. Payment of any liabilities as a result could have a materially adverse effect upon the Company's financial condition

THE COMPANY'S ACTIVITIES WILL BE SUBJECT TO ENVIRONMENTAL AND OTHER INDUSTRY REGULATIONS WHICH COULD HAVE AN ADVERSE EFFECT ON THE FINANCIAL CONDITION OF THE COMPANY.

The Company's activities are subject to environmental regulations promulgated by government agencies from time to time. Environmental legislation generally provides for restrictions and prohibitions on spills, releases or emissions of various substances produced in association with certain mining industry operations, such as seepage from tailing disposal areas, which would result in environmental pollution. A breach of such legislation may result in imposition of fines and penalties. In addition, certain types of operations require the submission and approval of environmental impact assessments. Environmental legislation is evolving in a manner which means stricter standards and enforcement, fines and penalties for non-compliance are more stringent. Environmental assessments of proposed projects carry a heightened degree of responsibility for companies and directors, officers and employees. The cost of compliance with changes in governmental regulations could have an adverse effect on the financial condition of the Company.

The operations of the Company include exploration and development activities and commencement of production on its properties, require permits from various federal, state, provincial and local governmental authorities and such operations are and will be governed by laws and regulations governing prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety and other matters. Companies engaged in the development and operation of mines and related facilities generally experience increased costs and delays in production and other schedules as a result of the need to comply with applicable laws, regulations and permits.

Failure to comply with applicable laws, regulations, and permitting requirements may result in enforcement actions, including orders issued by regulatory or judicial authorities causing operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment, or remedial actions. Parties engaged in mining operations may be required to compensate those suffering loss or damage by reason of the mining activities and may have civil or criminal fines or penalties imposed for violations of applicable laws or regulations and, in particular, environmental laws.

COMPETITION MAY HAVE AN IMPACT ON THE COMPANY'S ABILITY TO ACQUIRE ATTRACTIVE PRECIOUS METALS PROPERTIES, WHICH MAY HAVE AN ADVERSE IMPACT ON THE COMPANY'S OPERATIONS.

Significant and increasing competition exists for the limited number of precious metals acquisition opportunities available. As a result of this competition, some of which is with large established mining companies with substantial capabilities and greater financial and technical resources than the Company, the Company may be unable to acquire attractive precious metals properties on terms it considers acceptable. Accordingly, there can be no assurance that any exploration program intended by the Company on properties it intends to acquire will yield any reserves or result in any commercial mining operation.

DOWNWARD FLUCTUATIONS IN METAL PRICES MAY SEVERELY REDUCE THE VALUE OF THE COMPANY.

The Company has no control over the fluctuations in the prices of the metals for which it is exploring.  A significant decline in such prices would severely reduce the value of the Company.

THE COMPANY CURRENTLY RELIES ON CERTAIN KEY INDIVIDUALS AND THE LOSS OF ONE OF THESE CERTAIN KEY INDIVIDUALS COULD HAVE AN ADVERSE EFFECT ON THE COMPANY.

The Company's success depends to a certain degree upon certain key members of the management. These individuals are a significant factor in the Company's growth and success. The loss of the service of members of the management and advisory board could have a material adverse effect on the Company. In particular, the success of the Company is highly dependent upon the efforts of the President & CEO, CFO, PAO, Treasurer & Secretary, Chair & Director of the Company, the loss of whose services would have a material adverse effect on the success and development of the Company.

THE COMPANY DOES NOT MAINTAIN KEY MAN INSURANCE TO COMPENSATE THE COMPANY FOR THE LOSS OF CERTAIN KEY INDIVIDUALS.

The Company does not anticipate having key man insurance in place in respect of its senior officers or personnel, although the Board has discussed and investigated the prospect of obtaining key man insurance for our CEO.

WE ARE AN EXPLORATION STAGE COMPANY, AND THERE IS NO ASSURANCE THAT A COMMERCIALLY VIABLE DEPOSIT OR "RESERVE" EXISTS ON ANY PROPERTIES FOR WHICH THE COMPANY HAS, OR MIGHT OBTAIN, AN INTEREST.

The Company is an exploration stage company and cannot give assurance that a commercially viable deposit, or “reserve,” exists on any properties for which the Company currently has (through an option) or may have (through potential future joint venture agreements or acquisitions) an interest. Therefore, determination of the existence of a reserve depends on appropriate and sufficient exploration work and the evaluation of legal, economic, and environmental factors. If the Company fails to find a commercially viable deposit on any of its properties, its financial condition and results of operations will be materially adversely affected.

WE REQUIRE SUBSTANTIAL FUNDS MERELY TO DETERMINE WHETHER COMMERCIAL PRECIOUS METAL DEPOSITS EXIST ON OUR PROPERTIES.

Any potential development and production of the Company’s exploration properties depends upon the results of exploration programs and/or feasibility studies and the recommendations of duly qualified engineers and geologists. Such programs require substantial additional funds. Any decision to further expand the Company’s operations on these exploration properties is anticipated to involve consideration and evaluation of several significant factors including, but not limited to:

▪	Costs of bringing each property into production, including exploration work, preparation of production feasibility studies, and construction of production facilities;
▪	Availability and costs of financing;
▪	Ongoing costs of production;
▪	Market prices for the precious metals to be produced;
▪	Environmental compliance regulations and restraints; and
▪	Political climate and/or governmental regulation and control.

GENERAL MINING RISKS

Factors beyond our control may affect the marketability of any substances discovered from any resource properties the Company may acquire. Metal prices, in particular gold and silver prices, have fluctuated widely in recent years. Government regulations relating to price, royalties, and allowable production and importing and exporting of precious metals can adversely affect the Company. There can be no certainty that the Company will be able to obtain all necessary licenses and permits that may be required to carry out exploration, development and operations on any projects it may acquire and environmental concerns about mining in general continue to be a significant challenge for all mining companies.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not make any sales of equity securities during the quarter.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The Company has no senior securities outstanding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended November 30, 2008, no matters were submitted to a vote of the Company's security holders, through the solicitation of proxies or otherwise.

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

Dated: January 20, 2009