Form 10-Q
period 2009-02-28
Guinness Exploration, Inc
filed 2009-03-16
CIK 1373024

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarter Ended February 28, 2009

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

The issuer had 71,825,000 shares of common stock issued and outstanding as of March 16, 2009.

GUINNESS EXPLORATION, INC.
(An Exploration Stage Company)

Page

PART I. Financial Information

Item 1. Financial Statements.

Balance Sheets at February 28, 2009 (unaudited) and May 31, 2008 (audited)	1

Unaudited Statements of Operations for the three and nine month periods ended February 28, 2009 and February 29, 2008 and the Exploration Stage Period of July 15, 2005 to February 28, 2009	2

Unaudited Statements of Cash Flows for the nine month periods ended February 28, 2009 and February 29, 2008 and the Exploration Stage Period of July 15, 2005 to February 28, 2009	3

Notes to Consolidated Unaudited Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures about Market Risk	10

Item 4. Controls and Procedures	11

PART II. Other Information	12

Item 1. Legal Proceedings	12

Item 1a. Risk Factors	12

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3. Defaults Upon Senior Securities	16

Item 4. Submission of Matters to a Vote of Security Holders	16

Item 5. Other Information	16

Item 6. Exhibits	17

Signatures	17

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS (unaudited)

QIII-09
Three Month Period Ended February 28, 2009

GUINNESS EXPLORATION, INC.
(An Exploration Stage Company)

Balance Sheets

	February 28, 2009 (unaudited)	May 31, 2008 (See Note 1)
ASSETS

CURRENT ASSETS
Cash	$23,400	$9,503
Prepaid expenses	6,249	1,115
Total current assets	29,649	10,618

Total assets	$29,649	$10,618

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$32	$1,575
Accrued liabilities	-	3,766
Shareholder loans (Note 3)	85,309	41,609
Total current liabilities	85,341	46,950

STOCKHOLDERS’ EQUITY (DEFICIT)
Common shares, 75,000,000 shares with par value $0.001 authorized, 71,825,000 shares issued and outstanding	71,825	71,825
Paid-in Capital	(18,325)	(18,325)
Accumulated deficit in the exploration stage	(109,192)	(89,832)
Total stockholders’ equity (deficit)	(55,692)	(36,332)

Total liabilities and stockholders’ equity (deficit)	$29,649	$10,618

The accompanying notes to financial statements are an integral part of these financial statements

GUINNESS EXPLORATION, INC.
(An Exploration Stage Company)

Statements of Operations
(Unaudited)

	Three months ended February 28, 2009		Three months ended February 29, 2008		Nine months ended February 28, 2009		Nine months ended February 29, 2008		July 15, 2005 (inception) through February 28, 2009

EXPENSES:
Professional fees		$2,275		$1,500		$13,467		$7,537	$76,964
Administrative expenses		909		725		3,453		2,730	12,537
Impairment loss on mineral property		-		-		-		-	15,985
Total expenses		3,184		2,225		16,920		10,267	105,486

Net (loss) from Operations		(3,184)		(2,225)		(16,920)		(10,267)	(105,486)

Interest expense		(953)		(292)		(2,440)		(683)	(3,706)

Net (loss)		$(4,137)		$(2,517)		$(19,360)		$(10,950)	$(109,192)

Loss per common share	$	Nil	$	Nil	$	Nil	$	Nil

Weighted average shares outstanding		71,825,000		71,825,000		71,825,000		71,825,000

The accompanying notes to financial statements are an integral part of these financial statements

GUINNESS EXPLORATION, INC.
(An Exploration Stage Company)

Statements of Cash Flows
(Unaudited)

	Nine months ended February 28, 2009	Nine months ended February 29, 2008	July 15, 2005 (inception) through February 28, 2009

Cash flows from operating activities:
Net loss for the period	$(19,360)	$(10,950)	$(109,192)
Reconciling adjustments:
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest on shareholder loans	2,440	683	3,706
Net change in operating assets and liabilities
Prepaid expenses	(5,134)	314	(6,249)
Accounts payable and accrued liabilities	(5,309)	(16,910)	32
Mineral properties impairments	—	—	15,985
Net cash (used) by operating activities	(27,363)	(26,863)	(95,718)

Cash flows from investing activities:
Purchase of Mineral Property	—	—	(15,985)
Net cash (used) by investing activities	—	—	(15,985)

Cash flows from financing activities:
Common stock issued for cash	—	—	53,500
Loans from shareholders	41,260	22,719	81,603
Net cash provided by financing activities	41,260	22,719	135,103

Net increase (decrease) in cash	13,897	(4,144)	23,400

Cash, beginning of period	9,503	6,407	—

Cash, end of period	$23,400	$2,263	$23,400

The accompanying notes to financial statements are an integral part of these financial statements

GUINNESS EXPLORATION, INC.
(An Exploration Stage Company)

Notes to Financial Statements
(Unaudited)

Note 1 – Basis of Presentation

The financial statements included herein have been prepared by Guinness Exploration, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States for interim financial information. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the May 31, 2008 audited financial statements and the accompanying notes included in the Company’s Form 10-KSB filed with the Commission. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be followed by the Company later in the year. The results of operations for the interim periods are not necessarily indicative of the results for the full year. In management’s opinion all adjustments necessary for a fair presentation of the Company’s financial statements are reflected in the interim periods included, and are of a normal recurring nature.

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

Mineral Property and Exploration Costs

Mineral property exploration costs are expensed as incurred.  Mineral property acquisition costs are initially capitalized when incurred using the guidance in the Emerging Issues Task Force (EITF) 04-02, Whether Mineral Rights are Tangible or Intangible Assets.  The Company assesses the carrying costs for impairment under Statement of

GUINNESS EXPLORATION, INC.
(An Exploration Stage Company)

Notes to Financial Statements
(Unaudited)

Financial Accounting Standards (SFAS) No. 144, Accounting for Impairment or Disposal of Long Lived Assets at each fiscal quarter end.  An impairment is recognized when the sum of the expected undiscounted future cash flows is less than the carrying amount of the mineral property.  Impairment losses, if any, are measured as the excess of the carrying amount of the mineral property over its estimated fair value.

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

Basic and Diluted Net Loss per Share

Basic net loss per share is computed in accordance with SFAS No. 128, “Earnings per Share”. Basic loss per share is calculated by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss available to common stockholders by common stock equivalents. At February 28, 2009, the Company did not have any common stock equivalents outstanding.

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 160 “Noncontrolling Interests in Consolidated Financial Statements”. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The effective date of this Statement is the same as that of the related Statement 141(R). This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. A non-controlling interest, sometimes called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards by requiring, among other things, that: (i) The ownership interests in subsidiaries held by parties other than the parent be clearly identified, labelled, and presented in the consolidated statement of

GUINNESS EXPLORATION, INC.
(An Exploration Stage Company)

Notes to Financial Statements
(Unaudited)

financial position within equity, but separate from the parent’s equity; and (ii) the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income. The Company has adopted this Statement as of March 1, 2009, and this adoption did not result any changes to the presentation of its balance sheet and statement of operations.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on these financial statements.

Reclassifications

Certain prior period amounts have been reclassified to conform to current year presentation.

Note 3 – Going Concern

Generally accepted accounting principles in the United States of America contemplate the continuation of the Company as a going concern. However, the Company has accumulated operating losses since its inception and has limited business operations, which raises substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company is dependent upon the continuing financial support of investors and stockholders of the Company. As of February 28, 2009 we projected the Company would need additional cash resources to operate during the upcoming 12 months and would raise this capital through shareholder loans from our President. The Company intends to attempt to acquire additional operating capital through private equity offerings to the public and existing investors to fund its business plan. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Note 4 – Common Stock

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

Note 6 – Shareholder Loan

As at February 28, 2009, the Company had one related party shareholder loan outstanding of $85,309 which included $3,706 of accrued interest. This loan accrues simple interest at 5% per annum, is uncollateralized, and has no fixed repayment date.

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

Overview

Guinness Exploration, Inc. (“Guinness”, “We”, the “Registrant”, or the “Company”) was incorporated in the State of Nevada on July 15, 2005. We are presently a shell company. Currently we are pursuing merger and acquisition opportunities regarding mineral exploration projects.

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

Results of Operations for the Three and Nine Month Periods Ended February 28, 2009 and February 29, 2008 and the Exploration Stage Period from July 15, 2005 to February 28, 2009

Revenues
Since inception we have earned $nil in revenues.

Our operating expenses are classified into three categories:
-  Professional fees
-  Administrative expenses
-  Impairment loss on mineral property

Professional Fees
Professional fees were $2,275 and $13,467 respectively for the three and nine months ended February 28, 2009 compared with $1,500 and $7,537 respectively for the three and nine month periods ended February 29, 2008. During the current periods professional fees were composed of auditor and accounting fees relating to the review of the financial statements included in this Report. During the period from July 15, 2005 (inception) to February 28, 2009 (the “Exploration Stage Period”) professional fees totaled $76,964. In the coming quarter, we project professional fees will remain at current levels.

Administrative Expenses
Administrative expenses were $909 and $3,453 respectively for the three and nine month periods ended February 28, 2009 versus $725 and $2,730 respectively for the three and nine month periods ended February 29, 2008. During the current periods administrative fees were primarily composed of Edgar Agent filing fees related to our SEC filings. During the Exploration Stage Period administrative expenses totaled $12,537. We expect administrative fees to remain at current levels during the coming quarter.

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

Net Loss
We incurred net losses of $(4,137) and $(19,360) respectively for the three and nine month periods ended February 28, 2009 compared with net losses of $(2,517) and $(10,950) for the three and nine month periods ended February 29, 2008. During the Exploration Stage Period our net loss totaled $(109,192).

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

Liquidity and Capital Resources

Since the date of our incorporation, we have raised $53,500 though private placements of our common shares and $81,603 through shareholder loans. As of February 28, 2009 we had cash on hand of $23,400 and prepaid expenses of $6,249. We project we will need to raise additional funds during the coming twelve months and expect we will receive sufficient shareholder loans from our President to cover our operating requirements. However, we also project we will need to raise additional equity to provide the funds necessary to explore and develop our current property and have plans to pursue further sales of common shares to existing shareholders and the public.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

EXCHANGE RATE FLUCTUATION RISK

Our reporting currency is United States Dollars (“USD”). Our transactions are primarily conducted in USD but also include transactions in other currencies. Foreign currency rate fluctuations may have a material impact on the Company’s financial reporting. These fluctuations may have positive or negative impacts on the results of operations of the Company.

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

As of February 28, 2009, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the criteria established by COSO management concluded that the Company's internal control over financial reporting was not effective as of February 28, 2009, as a result of the identification of the material weaknesses described below.

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

LIQUIDITY AND CAPITAL RESOURCES ARE UNCERTAIN.

For the nine months ended February 28, 2009, the Company had a Net Loss of $(19,360). The Company may need to raise additional capital by way of an offering of equity securities, an offering of debt securities, or by obtaining financing through a bank or other entity. The Company has not established a limit as to the amount of debt it may incur nor has it adopted a ratio of its equity to debt allowance. If the Company needs to obtain additional financing, there is no assurance that financing will be available from any source, that it will be available on terms acceptable to us, or that any future offering of securities will be successful. If additional funds are raised through the issuance of equity securities, there may be a significant dilution in the value of the Company’s outstanding common stock. The Company could suffer adverse consequences if it is unable to obtain additional capital which would cast substantial doubt on its ability to continue its operations and growth.

THE VALUE AND TRANSFERABILITY OF THE COMPANY'S SHARES MAY BE ADVERSELY IMPACTED BY THE LIMITED TRADING MARKET FOR ITS SHARES AND THE PENNY STOCK RULES.

There is only a limited trading market for the Company's shares. The Company's common stock is traded in the over-the-counter market and "bid" and "asked" quotations regularly appear on the OTC Bulletin Board under the symbol "GNXP". There can be no assurance that the Company's common stock will trade at prices at or above its present level and an inactive or illiquid trading market may have an adverse impact on the market price. In addition, holders of the Company's common stock may experience substantial difficulty in selling their securities as a result of the "penny stock rules" which restrict the ability of brokers to sell certain securities of companies whose assets or revenues fall below the thresholds established by those rules.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended February 28, 2009, no matters were submitted to a vote of the Company's security holders, through the solicitation of proxies or otherwise.

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

Dated: March 16, 2009