Form 10-K
period 2009-05-31
Guinness Exploration, Inc
filed 2009-08-11
CIK 1373024

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________

FORM 10-K
____________________________

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2009

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

(509) 252-9157
 (Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act: Yes ☒  No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☒  No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:

Based on the closing price on August 7, 2009 of $0.00, the aggregate market value of the 32,825,000 common shares held by non-affiliates was $nil.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 71,825,000 Common shares were outstanding as of August 10, 2009.

 Documents incorporated by reference: None

ii

iii

PART I

ITEM 1.       DESCRIPTION OF BUSINESS

This annual report on Form 10-K contains "forward-looking statements" relating to the registrant, Guinness Exploration Inc., which represent the registrant's current expectations or beliefs including, statements concerning registrant’s operations, performance, financial condition and growth.  For this purpose, any statement contained in this annual report on Form 10-K that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may", “expect”, "anticipation", "intend", "could", "estimate", or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel and variability of quarterly results, ability of registrant to continue its growth strategy and competition, certain of which are beyond the registrant's control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

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

The Company’s common stock is traded in the NASD Over-The-Counter market under the symbol “GNXP”

Our fiscal year end is May 31st.

REPORTS TO SECURITY HOLDERS

We are not currently required to deliver an annual report to our security holders and do not expect to do so for the foreseeable future.

We are a reporting company and file Forms 10-Q quarterly reports and Forms 10-K annual reports with the SEC. We also file other reports including reports on Form 8-K, proxy and information statements and other information regarding the Company.  The public may read and copy any materials filed with the SEC at the SEC's Public

Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549 and/or obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, we are an electronic filer and as such, all items filed by us are available through an Internet site maintained by the SEC which contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which site is available at http://www.sec.gov.

ITEM 1A.       RISK FACTORS

The following risk factors should be considered in connection with an evaluation of the business of our business:

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

LIQUIDITY AND CAPITAL RESOURCES ARE UNCERTAIN.

For the year ended May 31, 2009, the Company had a Net Loss of $(23,112). The Company may need to raise additional capital by way of an offering of equity securities, an offering of debt securities, or by obtaining financing through a bank or other entity. The Company has not established a limit as to the amount of debt it may incur nor has it adopted a ratio of its equity to debt allowance. If the Company needs to obtain additional financing, there is no assurance that financing will be available from any source, that it will be available on terms acceptable to us, or that any future offering of securities will be successful. If additional funds are raised through the issuance of equity securities, there may be a significant dilution in the value of the Company’s outstanding common stock. The Company could suffer adverse consequences if it is unable to obtain additional capital which would cast substantial doubt on its ability to continue its operations and growth.

THE VALUE AND TRANSFERABILITY OF THE COMPANY'S SHARES MAY BE ADVERSELY IMPACTED BY THE LIMITED TRADING MARKET FOR ITS SHARES AND THE PENNY STOCK RULES.

There is only a limited trading market for the Company's shares. The Company's common stock is traded in the over-the-counter market and "bid" and "asked" quotations regularly appear on the OTC Bulletin Board under the symbol "AADG" and the Company is also listed on the Frankfurt Stock Exchange under the trading symbol “P2J1”. There can be no assurance that the Company's common stock will trade at prices at or above its present level and an inactive or illiquid trading market may have an adverse impact on the market price. In addition, holders of the Company's common stock may experience substantial difficulty in selling their securities as a result of the "penny stock rules" which restrict the ability of brokers to sell certain securities of companies whose assets or revenues fall below the thresholds established by those rules.

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

Substantial expenditures are required to establish ore reserves through drilling, to develop metallurgical processes to extract the metal from the ore and, in the case of new properties, to develop the mining and processing facilities and infrastructure at any site chosen for mining. Although substantial benefits may be derived from the discovery of a major mineralized deposit, no assurance can be given that minerals will be discovered in sufficient quantities and grades to justify commercial operations or that funds required for development can be obtained on a timely basis. Estimates of reserves, mineral deposits and production costs can also be affected by such factors as environmental permitting regulations and requirements, weather, environmental factors, unforeseen technical difficulties, unusual or unexpected geological formations and work interruptions. In addition, the grade of ore ultimately mined may differ from that indicated by drilling results. Short term factors relating to reserves, such as the need for orderly development of mineralized zones or the processing of new or different grades, may also have an adverse effect on mining operations and on the results of operations. Material changes in ore reserves, grades, stripping ratios or recovery rates may affect the economic viability of any project.

THE COMPANY WILL BE SUBJECT TO OPERATING HAZARDS AND RISKS WHICH MAY ADVERSELY AFFECT THE COMPANY'S FINANCIAL CONDITION.

Mineral exploration involves many risks, which even a combination of experience, knowledge and careful evaluation may not be able to overcome. The Company's operations will be subject to all the hazards and risks normally incidental to exploration, development and production of metals, such as unusual or unexpected formations, cave-ins or pollution, all of which could result in work stoppages, damage to property and possible environmental damage. The Company does not have general liability insurance covering its operations and does not presently intend to obtain liability insurance as to such hazards and liabilities. Payment of any liabilities as a result could have a materially adverse effect upon the Company's financial condition.

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

The Company's success depends to a certain degree upon certain key members of the management. These individuals are a significant factor in the Company's growth and success. The loss of the service of members of the management and advisory board could have a material adverse effect on the Company. In particular, the success of the Company is highly dependent upon the efforts of the President & CEO, CFO, PAO, Treasurer & Secretary, Chair & Director of the Company, Michael Juhasz, the loss of whose services would have a material adverse effect on the success and development of the Company.

THE COMPANY DOES NOT MAINTAIN KEY MAN INSURANCE TO COMPENSATE THE COMPANY FOR THE LOSS OF CERTAIN KEY INDIVIDUALS.

The Company does not anticipate having key man insurance in place in respect of its senior officers or personnel, although the Board has discussed and investigated the prospect of obtaining key man insurance for Mr. Juhasz.

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

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.       PROPERTIES

We presently operate from our office in Spokane, Washington which is located at 1312 North Monroe Street, Spokane, Washington 99201. This office is rented month to month and there is no lease. The Company does not presently own property of any kind.

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

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the year ended May 31, 2009, no matters were submitted to a vote of the Company's security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company’s shares are listed on the NASD OTC-BB under the stock symbol GNXP.OB. The Company has no senior securities outstanding.

The Company’s shares were cleared for trading by the Financial Industry Regulatory Authority (‘FINRA’) on November 8, 2007 and the following table sets forth the range of high and low bid quotations for our common stock as reported by the OTC-BB for each of the periods indicated. The market for our shares is limited, volatile and sporadic. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Quarter Ended:	High Trade	Low Trade	Closing Trade

November 30, 2007	$0.00	$0.00	$0.00
February 28, 2008	0.00	0.00	0.00
May 31, 2008	0.00	0.00	0.00

August 31, 2008	$0.00	$0.00	$0.00
November 30, 2008	0.00	0.00	0.00
February 28, 2009	0.00	0.00	0.00
May 31, 2009	0.35	0.35	0.35

Holders

As of August 10, 2009, the Company had 12 shareholders of its common shares.

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

Section 15(g) of the Securities Exchange Act of 1934

The Company’s shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended, which imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by this Section 15(g), the broker/dealer must make a special suitability determination for the purchase and must have received the purchaser's written agreement to the transaction prior to the sale. Consequently, Section 15(g) may affect the ability of broker/dealers to sell the Company’s securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and the secondary market; terms important to an understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customer’s rights and remedies in causes of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities during the year ended May 31, 2009.

Securities Authorized for Issuance Under Equity Compensation Plans

During the most recent fiscal year ended, the Company did not have any compensation plans nor individual compensation arrangements under which it might authorize the issuance of equity securities, options, or registration rights to employees or non-employees in exchange for consideration in the form of goods or services.

ITEM 6.       SELECTED FINANCIAL DATA

	Fiscal 2009		Fiscal 2008		Fiscal 2007		Fiscal 2006		Fiscal 2005
	$		$		$		$		$
Operating Revenue:
Quarter I - Three Months to August 31		-		-		-		-		n/a
Quarter II - Three Months to November 30		-		-		-		-		n/a
Quarter III- Three Months to February 28		-		-		-		-		n/a
Full Year – Twelve Months to May 31		-		-		-		-		n/a

Net Income/(Loss):
Quarter I - Three Months to August 31		(6,619)		(8,011)		(1,855)		(692)		n/a
Quarter II - Three Months to November 30		(8,604)		(3,309)		(5,025)		(135)		n/a
Quarter III- Three Months to February 28		(4,137)		(2,517)		(20,807)		(10)		n/a
Full Year – Twelve Months to May 31		(23,112)		(37,913)		(51,071)		(848)		n/a

Net Earnings/(Loss) per share:
Quarter I - Three Months to August 31		Nil		Nil		Nil		Nil		n/a
Quarter II - Three Months to November 30		Nil		Nil		Nil		Nil		n/a
Quarter III- Three Months to February 28		Nil		Nil		Nil		Nil		n/a
Full Year – Twelve Months to May 31		Nil		Nil		Nil		Nil		n/a

Cash:
Quarter I - Three Months to August 31		185		523		31,196		-		n/a
Quarter II - Three Months to November 30		32,652		3,360		17,656		-		n/a
Quarter III- Three Months to February 28		23,400		2,263		6,670		53,500		n/a
Full Year – Twelve Months to May 31		20,638		9,503		6,407		32,515		n/a

Total assets:
Quarter I - Three Months to August 31		1,964		16,508		52,181		-		n/a
Quarter II - Three Months to November 30		37,002		19,526		46,641		-		n/a
Quarter III- Three Months to February 28		29,649		18,248		26,480		53,500		n/a
Full Year – Twelve Months to May 31		26,841		10,618		22,706		53,500		n/a

ITEM 6.       SELECTED FINANCIAL DATA (continued)

	Fiscal 2009		Fiscal 2008		Fiscal 2007		Fiscal 2006		Fiscal 2005
	$		$		$		$		$
Total stockholders’ equity (deficit):
Quarter I - Three Months to August 31		(42,951)		(6,430)		50,798		(692)		n/a
Quarter II - Three Months to November 30		(51,555)		(6,852)		45,772		(827)		n/a
Quarter III- Three Months to February 28		(55,692)		(9,369)		24,966		52,602		n/a
Full Year – Twelve Months to May 31		(59,444)		(36,332)		1,581		52,652		n/a

Total liabilities and stockholders’ equity (deficit):
Quarter I - Three Months to August 31		1,964		16,508		52,181		-		n/a
Quarter II - Three Months to November 30		37,002		19,526		46,641		-		n/a
Quarter III- Three Months to February 28		29,649		18,248		26,480		53,500		n/a
Full Year – Twelve Months to May 31		26,841		10,618		22,706		53,500		n/a

Cash dividends per share:
Quarter I - Three Months to August 31		-		-		-		-		n/a
Quarter II - Three Months to November 30		-		-		-		-		n/a
Quarter III- Three Months to February 28		-		-		-		-		n/a
Full Year – Twelve Months to May 31		-		-		-		-		n/a

ITEM 7.       MANAGEMENTS’ DISCUSSION AND ANALYSIS

Overview

This Annual Report on Form 10-K contains "forward-looking statements" relating to the registrant which represent the registrant's current expectations or beliefs including, statements concerning registrant’s operations, performance, financial condition and growth. For this purpose, any statement contained in this annual report on Form 10-K that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "anticipation", "intend", "could", "estimate", or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel and variability of quarterly results, ability of registrant to continue its growth strategy and competition, certain of which are beyond the registrant's control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

We are a start-up, exploration stage company with a limited operating history. We intend to pursue exploration opportunities regarding mineral exploration projects as opportunities arise.

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles and we have expensed all development expenses related to the establishment of the company.

Operational Developments

During the year ended May 31, 2009 material developments in the Company have included the resignation of Mr. Donald Kello as the sole director and officer of the Company and the appointment of Mr. Michael Juhasz to those same positions.

Results of Operations for the Fiscal Years ended May 31, 2009 and May 31, 2008 and the Exploration Stage Period of July 15, 2005 to May 31, 2009:

Revenues

Since inception we have earned $nil in revenues.

Operating Expenses

Our operating expenses are classified into three categories:
-        Professional fees
-        Administrative expenses
-        Asset Impairments

Professional Fees
Professional fees totaled $15,467 for the twelve months ended May 31, 2009 versus $15,814 for the same period ended May 31, 2008. During the exploration stage period of July 15, 2005 to May 31, 2009 (the ‘Exploration Stage’), professional fees totaled $78,964. For the current twelve month period professional fees were primarily composed of auditor and accounting fees for the audit of our May 31, 2009 financial statements and review of our quarterly financial statements. The increase in professional fees year over year is explained by increased expenditures for auditor fees. During the coming year, we project professional fees will remain at current levels.

Administrative Expenses
Administrative expenses were $4,229 versus $4,925 respectively for the twelve month periods ended May 31, 2009 versus May 31, 2008. During the Exploration Stage, administrative expenses totaled $13,313. For the current period administrative fees were primarily composed of Edgar Agent filing fees and rent. We expect administrative fees to remain at current levels during the coming year.

Impairment Loss on Mineral Property
On April 6, 2006 we purchased a uranium property in Saskatchewan, Canada and on July 17, 2008 we determined we would not proceed with this property and formally abandoned the project. This abandonment is recorded in our financial statements as an Asset Impairment and totaled $15,985 for the year ended May 31, 2008. There have been no asset impairment charges relating to the twelve months ended May 31, 2009. During the Exploration Stage, the impairment loss on mineral properties totaled $15,985.

Net Loss
We incurred a net loss of $(23,112) for the twelve months ended May 31, 2009 compared with a net loss of $(37,913) for the same period ended May 31, 2008. During the Exploration Stage, the net loss totaled $(112,944). Comparative net losses per share were $nil and $nil for the twelve months ended May 31, 2009 and May 31, 2008.

Liquidity and Capital Resources

Since the date of our incorporation, we have raised $53,500 though private placements of our common shares and $81,603 through shareholder loans, excluding accrued interest. As of May 31, 2009 we had cash on hand of $20,638 and prepaid expenses of $6,203. We project we may need to raise additional funds during the coming twelve months and expect we will receive sufficient shareholder loans from our President to cover our operating requirements. However, we also project we may need to raise additional equity to provide the funds necessary to explore and develop our current property and have plans to pursue further sales of common shares to existing shareholders and the public.

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

Employees

As of May 31, 2009, we had no employees and used contracted services to perform geological work, legal services and our bookkeeping. Going forward, the Company will use consultants with specific skills to assist with various aspects of its project evaluation, due diligence, acquisition initiatives, corporate governance and property management.

Critical Accounting Policies

The Company’s financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in NOTE 2 of our financial statements. While all these significant accounting policies impact its financial condition and results of operations, the Company views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on the Company’s financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not entered into derivative contracts either to hedge existing risk or for speculative purposes.

ITEM 8.       FINANCIAL STATEMENTS

GUINNESS EXPLORATION, INC.
(An Exploration Stage Company)

GUINNESS EXPLORATION, INC.
(An Exploration Stage Company)

Madsen & Associates CPA’s Inc.
684 East Vine Street #3, Murray, Utah 84107

Ted A. Madsen, CPA	Member: American Institute of
Certified Public Accountants
Utah Association of
Certified Public Accountants

To Board of Directors and
Stockholders of Guinness Exploration, Inc.

Report of Independent Registered Public Accounting Firm

We have audited the accompanying balance sheets of Guinness Exploration, Inc. (the Company), an exploration stage company, as of May 31, 2009 and 2008 and the statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based upon our audit and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Guinness Exploration, Inc., an exploration stage company, as of May 31, 2009 and 2008 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have the necessary working capital for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 3 in the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Madsen & Associates CPA’s Inc.
Madsen & Associates CPA’s Inc.
Salt Lake City, Utah
July 30, 2009

GUINNESS EXPLORATION, INC.
(An Exploration Stage Company)

Balance Sheets

	May 31, 2009	May 31, 2008
ASSETS

CURRENT ASSETS
Cash	$20,638	$9,503
Prepaid expenses	6,203	1,115
Total current assets	26,841	10,618

OTHER ASSETS
Mineral property (Notes 2 and 5)	-	-
Total other assets	-	-

Total assets	$26,841	$10,618

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$-	$1,575
Accrued liabilities	-	3,766
Shareholder loan (Note 8)	86,285	41,609
Total current liabilities	86,285	46,950

STOCKHOLDERS’ EQUITY (DEFICIT)
Common shares, 75,000,000 shares with par value $0.001 authorized, 71,825,000 shares issued and outstanding (Notes 4 and 7)	71,825	71,825
Paid-in Capital (Note 7)	(18,325)	(18,325)
Accumulated deficit in the development stage	(112,944)	(89,832)
Total stockholders’ equity (deficit)	(59,444)	(36,332)

Total liabilities and stockholders’ equity	$26,841	$10,618

The accompanying notes to financial statements are an integral part of these financial statements

GUINNESS EXPLORATION, INC.
(An Exploration Stage Company)

Statements of Operations

	Year ended May 31, 2009		Year ended May 31, 2008		July 15, 2005 (inception) through May 31, 2009

EXPENSES:
Professional fees		$15,467		$15,814	$78,964
Administrative expenses		4,229		4,925	13,313
Impairment loss on mineral property		-		15,985	15,985
Total expenses		19,696		36,724	108,262

Net (loss) from Operations		(19,696		(36,724)	(108,262)

Interest expense		(3,416)		(1,189)	(4,682)

Net (loss)		$(23,112)		$(37,913)	$(112,944)

Loss per common share	$	nil	$	nil

Weighted average shares Outstanding		71,825,000		71,825,000

The accompanying notes to financial statements are an integral part of these financial statements

GUINNESS EXPLORATION, INC.
(An Exploration Stage Company)

Statement of Stockholders’ Equity
From July 15, 2005 (Inception) through May 31, 2009

				Deficit
				Accumulated
				During the	Total
	Common	Common	Paid-in	Exploration	Stockholders’
	Shares	Stock	Capital	Stage	Equity

Common shares issued for cash at $0.001 February 7, 2006	39,000,000	$39,000	$(36,000)	$—	$3,000
Common shares issued for cash at $0.02 during the Period ended May 31, 2006	32,825,000	$32,825	$17,675	$—	$50,500
Net loss for the period fromJuly 15, 2005 (inception) to May 31, 2006	—	$—	$—	$(848)	$(848)
Balance, May 31, 2006	71,825,000	$71,825	$(18,325)	$(848)	$52,652

Net loss for year ended May 31, 2007	—	$—	$—	$(51,071)	$(51,071)
Balance, May 31, 2007	71,825,000	$71,825	$(18,325)	$(51,919)	$1,581

Net loss for year ended May 31, 2008	—	$—	$—	$(37,913)	$(37,913)
Balance, May 31, 2008	71,825,000	$71,825	$(18,325)	$(89,832)	$(36,332)

Net loss for year ended May 31, 2009	—	$—	$—	$(23,112)	$(23,112)
Balance, May 31, 2009	71,825,000	$71,825	$(18,325)	$(112,944)	$(59,444)

The accompanying notes to financial statements are an integral part of these financial statements

GUINNESS EXPLORATION, INC.
(An Exploration Stage Company)

Statements of Cash Flows

	Year ended May 31, 2009	Year ended May 31, 2008	July 15, 2005 (inception) through May 31, 2009

Cash flows from operating activities:
Net loss for the period	$(23,112)	$(37,913)	$(112,944)
Reconciling adjustments:
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest on shareholder loans	3,416	1,189	4,682
Net change in operating assets and liabilities
Prepaid expenses	(5,088)	(801)	(6,203)
Accounts payable and accrued liabilities	(5,341)	(14,971)	-
Mineral property impairments	-	15,985	15,985
Net cash (used) by operating activities	(30,125)	(36,511)	(98,480)

Cash flows from investing activities:
Purchase of Mineral Property	—	—	(15,985)
Net cash (used) by investing activities	—	—	(15,985)

Cash flows from financing activities:
Common stock issued for cash	—	—	53,500
Loans by stockholders	41,260	39,607	81,603
Net cash provided by financing activities	41,260	39,607	135,103

Net increase (decrease) in cash	11,135	3,096	20,638

Cash, beginning of period	9,503	6,407	—

Cash, end of period	$20,638	$9,503	$20,638

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

Exploration Stage Company

The Company is an exploration stage company as defined by SEC Industry Guide 7 and follows Financial Accounting Standards Board (“FASB”) Statements of Financial Accounting Standards (“SFAS”) No. 7 where applicable. The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced.  As an exploration stage enterprise, the Company discloses the deficit accumulated during the exploration stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date.

GUINNESS EXPLORATION, INC.
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

GUINNESS EXPLORATION, INC.
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

We did not have any off-balance sheet arrangements as of May 31, 2009.

GUINNESS EXPLORATION, INC.
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

GUINNESS EXPLORATION, INC.
(An Exploration Stage Company)

Notes to Financial Statements

The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows (“NOL” denotes Net Operating Loss):

Year Ending	Estimated NOL Carry-forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Net Tax Benefit

2006	$(848)	2026	$127	$(127)	$—
2007	$(51,071)	2027	$7,661	$(7,661)	$—
2008	$(37,913)	2028	$5,687	$(5,687)	$—
2009	$(23,112)	2029	$3,467	$(3,467)	$—
	$(112,944)		$16,942	$(16,942)	$—

The total valuation allowance for the year ended May 31, 2009 is $(16,942) which increased by $(3,467) for the reported period.

Note 7 – Common Stock

On February 7, 2006, the Company issued 39,000,000 shares of its common stock to its President for cash. This transaction was valued at a board approved value of $0.001 per share for total proceeds of $3,000.

During the fiscal year ending May 31, 2006, the Company issued 32,825,000 shares of its common stock in a private offering at $0.02 per share for total proceeds of $50,500.

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

Note 8 – Shareholder Loan

As at May 31, 2009, the Company had one related party shareholder loan outstanding of $86,285 which included accrued interest of $4,682. This loan is uncollateralized, bears simple interest at 5% per annum, may be called for repayment upon demand, and has no fixed repayment date.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with accountants on accounting and financial disclosure.

ITEM 9A.       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e). The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching the Company's desired disclosure control objectives. In designing periods specified in the SEC's rules and forms, and that such information is accumulated and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company's certifying officer has concluded that the Company's disclosure controls and procedures are not effective in reaching that level of assurance.

At the end of the period being reported upon, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

As of May 31, 2009, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the criteria established by COSO management concluded that the Company's internal control over financial reporting was not effective as of May 31, 2009, as a result of the identification of the material weaknesses described below.

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Specifically, management identified the following control weaknesses:

(1)  The Company has not properly segregated duties as one or two individuals initiate, authorize, and complete all transactions. The Company has not implemented measures that would prevent the individuals from overriding the internal control system. The Company does not believe that this control weakness has resulted in deficient financial reporting because the Chief Financial Officer is aware of his responsibilities under the SEC's reporting requirements and personally certifies the financial reports;

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

Remediation Plan

We have identified that additional staff will be required to properly segment the accounting duties of the Company. However, we do not currently have resources to fulfill this part of our plan and will be addressing this matter once sufficient resources are available.

Changes in Internal Control over Financial Reporting

During the fourth quarter of the Company’s fiscal year ended May 31, 2009, no material changes were made to the Company’s internal control over financial reporting

Limitations on the Effectiveness of Controls

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

ITEM 9B.       OTHER INFORMATION

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

There is no other information the Company would have been required to file on Form 8K during the fourth quarter of the fiscal year ended May 31, 2009.

PART III

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers
The following table sets forth certain information regarding the executive officer and director of Guinness Exploration Inc. as of May 31, 2009.

Name	Age	Title	Term

Michael Juhasz	33	President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Chair of the Board, Treasurer, and Secretary	1 year

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

ITEM 11.       EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth the salaries and director fees we paid to our executive officers in our most recent fiscal year ended May 31, 2009 and since inception:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards/SAR’s ($) (1)	Securities Underlying Options/SAR’s (#)	LTIP Payouts ($) (2)	All Other Compensation ($)(3)

Michael Juhasz President & CEO	Fiscal 2009	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Michael Juhasz President & CEO	Fiscal 2008	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Donald Kello President & CEO	Fiscal 2008	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Donald Kello President & CEO	Fiscal 2007	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Donald Kello President & CEO	Fiscal 2006	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Notes:
(1)    SAR’s are “Stock Appreciation Rights”
(2)     LTIP’s are “Long-Term Incentive Plans”
(3)    There are no standard arrangements for the compensation of our President and Director.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of August 10, 2009, certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group:

NAME	AMOUNT AND NATURE OF BENEFICIAL SHARES OWNED (1)	PERCENT OF OUTSTANDING OWNERSHIP (2)

Michael Juhasz	39,000,000 common shares	54.30%

All Officers, Directors and Control Persons as a Group	39,000,000 common shares	54.30%

Notes:
(1)   Based on 71,825,000 shares of common stock issued and outstanding as of August 10, 2009. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2)   No member of Management has the right to acquire within sixty days through options, warrants, rights, conversion, privilege or similar obligations any security of the Company.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the two years ended May 31, 2009, there have been no material transactions or series of similar transactions to which the Company was or will be a party, in which the amount involved exceeds $60,000 and in which any promoter, founder, director or executive officer, or any security holder who is known to us to own of record, or beneficially, more than five percent of the our common stock, or any member of the immediate family of any of the foregoing persons, had a material interest, and none is presently proposed.

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the fees for professional audit services rendered by Madsen & Associates CPA’s Inc. for the audit of the Corporation’s annual financial statements for the year ended May 31, 2009 and by Madsen & Associates CPA’s Inc. and Schumacher & Associates Inc. CPAs for the year ended May 31, 2008 and fees billed for other services rendered by Madsen & Associates CPA’s Inc. and Schumacher & Associates Inc. CPAs during those periods. All services reflected in the following fee table for 2009 and 2008 were pre-approved, respectively, in accordance with the policy of the Board of Directors.

	May 31, 2009	May 31, 2008

Audit fees (1) - Madsen & Associates	$10,100	$6,000
Audit fees - Schumacher & Associates	-	$4,900
Audit-related fees - Madsen & Associates	-	-
Audit-related fees - Schumacher & Associates	-	-
Tax fees - Madsen & Associates	-	-
Tax fees - Schumacher & Associates	-	-
All other fees - Madsen & Associates	-	-
All other fees - Schumacher & Associates	-	-

TOTAL FEES	$10,100	$10,900

Notes:
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

PART IV

ITEM 15.       EXHIBITS

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

Dated: August 10, 2009