Form 10-Q
period 2009-08-31
Guinness Exploration, Inc
filed 2009-09-17
CIK 1373024

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarter Ended August 31, 2009

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

The issuer had 71,825,000 shares of common stock issued and outstanding as of September 15, 2009.

GUINNESS EXPLORATION, INC.
(An Exploration Stage Company)

Page

PART I. Financial Information	1

Item 1. Financial Statements.	1

Balance Sheets at August 31, 2009 (unaudited) and May 31, 2009 (audited)	1

Unaudited Statements of Operations for the three month periods ended August 31, 2009 and August 31, 2008 and the Exploration Stage Period of July 15, 2005 to August 31, 2009	2

Unaudited Statements of Cash Flows for the three month periods ended August 31, 2009 and August 31, 2008 and the Exploration Stage Period of July 15, 2005 to August 31, 2009	3

Notes to Consolidated Unaudited Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures about Market Risk	10

Item 4. Controls and Procedures	11

PART II. Other Information	12

Item 1. Legal Proceedings	12

Item 1a. Risk Factors	12

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3. Defaults Upon Senior Securities	16

Item 4. Submission of Matters to a Vote of Security Holders	16

Item 5. Other Information	16

Item 6. Exhibits	17

Signatures	17

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS (unaudited)

QI-10
Three Month Period Ended August 31, 2009

GUINNESS EXPLORATION, INC.
(An Exploration Stage Company)

Balance Sheets

	August 31, 2009 (unaudited)	May 31, 2009 (See Note 1)
ASSETS

CURRENT ASSETS
Cash	$13,955	$20,638
Prepaid expenses	6,420	6,203
Total current assets	20,375	26,841

Total assets	$20,375	$26,841

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Shareholder loans (Note 3)	$87,373	$86,285
Total current liabilities	$87,373	$86,285

STOCKHOLDERS’ EQUITY (DEFICIT)
Common shares, 75,000,000 shares with par value $0.001 authorized, 71,825,000 shares issued and outstanding	$71,825	$71,825
Paid-in Capital	(18,325)	(18,325)
Accumulated deficit in the exploration stage	(120,498)	(112,944)
Total stockholders’ equity (deficit)	$(66,998)	$(59,444)

Total liabilities and stockholders’ equity (deficit)	$20,375	$26,841

The accompanying notes to financial statements are an integral part of these financial statements

GUINNESS EXPLORATION, INC.
(An Exploration Stage Company)

Statements of Operations
(Unaudited)

	Three months ended August 31, 2009		Three months ended August 31, 2008		July 15, 2005 (inception) through August 31, 2009

EXPENSES:
Professional fees		$5,683		$4,260	$84,647
Administrative expenses		783		1,819	14,096
Impairment loss on mineral property		-		-	15,985
Total expenses		6,466		6,079	114,728

Net (loss) from Operations		(6,466)		(6,079)	(114,728)

Interest expense		(1,087)		(540)	(5,769)

Net (loss)		$(7,553)		$(6,619)	$(120,497)

Loss per common share	$	Nil	$	Nil

Weighted average shares outstanding		71,825,000		71,825,000

The accompanying notes to financial statements are an integral part of these financial statements

GUINNESS EXPLORATION, INC.
(An Exploration Stage Company)

Statements of Cash Flows
(Unaudited)

	Three months ended August 31, 2009	Three months ended August 31, 2008	July 15, 2005 (inception) through August 31, 2009

Cash flows from operating activities:
Net loss for the period	$(7,553)	$(6,619)	$(120,497)
Reconciling adjustments:
Adjustments to reconcile net loss
to net cash used in operating activities:
Accrued interest on shareholder loans	1,087	540	5,769
Net change in operating assets and liabilities
Prepaid expenses	(217)	(664)	(6,420)
Accounts payable and accrued liabilities	—	(2,575)	—
Mineral properties impairments	—	—	15,985
Net cash (used) by operating activities	(6,683)	(9,318)	(105,163)

Cash flows from investing activities:
Purchase of Mineral Property	—	—	(15,985)
Net cash (used) by investing activities	—	—	(15,985)

Cash flows from financing activities:
Common stock issued for cash	—	—	53,500
Loans from shareholders	—	—	81,603
Net cash provided by financing activities	—	—	135,103

Net increase (decrease) in cash	(6,683)	(9,318)	13,955

Cash, beginning of period	20,638	9,503	—

Cash, end of period	$13,955	$185	$13,955

The accompanying notes to financial statements are an integral part of these financial statements

GUINNESS EXPLORATION, INC.
(An Exploration Stage Company)

Notes to Financial Statements
(Unaudited)

Note 1 – Basis of Presentation

The financial statements included herein have been prepared by Guinness Exploration, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States for interim financial information. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the May 31, 2009 audited financial statements and the accompanying notes included in the Company’s Form 10-K filed with the Commission. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be followed by the Company later in the year. The results of operations for the interim periods are not necessarily indicative of the results for the full year. In management’s opinion all adjustments necessary for a fair presentation of the Company’s financial statements are reflected in the interim periods included, and are of a normal recurring nature.

Amounts shown for May 31, 2009 are based upon the audited financial statements of that date.

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

Basic and Diluted Net Loss per Share

Basic net loss per share is computed in accordance with SFAS No. 128, “Earnings per Share”. Basic loss per share is calculated by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss available to common stockholders by common stock equivalents. At August 31, 2009, the Company did not have any common stock equivalents outstanding.

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

Note 3 – Going Concern

Generally accepted accounting principles in the United States of America contemplate the continuation of the Company as a going concern. However, the Company has accumulated operating losses since its inception and has limited business operations, which raises substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company is dependent upon the continuing financial support of investors and stockholders of the Company. As of August 31, 2009 we projected the Company would need additional cash resources to operate during the upcoming 12 months and would raise this capital through shareholder loans from our President. The Company intends to attempt to acquire additional operating capital through private equity offerings to the public and existing investors to fund its business plan. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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
(An Exploration Stage Company)

Notes to Financial Statements
(Unaudited)

Note 5 – Impairment Loss on Mineral Property

On July 17, 2008, the Company determined it should abandon the mineral property asset which consisted of 100% ownership of a uranium mineral property staked as Saskatchewan Claim number S-108991. An impairment loss of $15,985 is reflected in the attached statement of operations.

Note 6 – Shareholder Loan

As at August 31, 2009, the Company had one related party shareholder loan outstanding of $87,373 which included $5,769 of accrued interest. This loan accrues simple interest at 5% per annum, is uncollateralized, and has no fixed repayment date.

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

Results of Operations for the Three Month Periods Ended August 31, 2009 and August 31, 2008 and the Exploration Stage Period from July 15, 2005 to August 31, 2009

Revenues
Since inception we have earned $nil in revenues.

Our operating expenses are classified into three categories:
- Professional fees
- Administrative expenses
- Impairment loss on mineral property

Professional Fees
Professional fees were $5,683 compared with $4,260 for the three months ended August 31, 2009 and August 31, 2008 respectively.  During the period from July 15, 2005 (inception) to August 31, 2009 (the “Exploration Stage Period”) professional fees totaled $84,647. During the current period professional fees were composed of auditor and accounting fees relating to the May 31, 2009 audit of the Company’s financial statements. In the coming quarter, we project professional fees will remain at  levels consistent with the prior year.

Administrative Expenses
Administrative expenses were $783 compared with $1,819 for the three month periods ended August 31, 2009 and August 31, 2008 respectively. During the Exploration Stage Period administrative expenses totaled $14,096. During the current period administrative fees were primarily composed of Edgar Agent filing fees related to our SEC filings. We expect administrative fees to remain at current levels during the coming quarter.

Impairment Loss on Mineral Property
On April 6, 2006 we purchased a uranium property in Saskatchewan, Canada and on July 17, 2008 we determined we would not proceed with this property and formally abandoned the project. This abandonment is recorded in our financial statements as an Asset Impairment and totaled $15,985  and is included in the total loss for the Exploration Stage Period.

Net Loss
We incurred a net loss of $(7,553) for the three month period ended August 31, 2009 compared with a net loss of $(6,619) for the three month period ended August 31, 2008. During the Exploration Stage Period our net losses totaled $(120,497).

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

Liquidity and Capital Resources

Since the date of our incorporation, we have raised $53,500 though private placements of our common shares and $81,603 through shareholder loans. As of August 31, 2009 we had cash on hand of $13,955 and prepaid expenses of $6,420. We project we will need to raise additional funds during the coming twelve months and expect we will receive sufficient shareholder loans from our President to cover our operating requirements. However, we also project we will need to raise additional equity to provide the funds necessary to explore and develop our current property and have plans to pursue further sales of common shares to existing shareholders and the public.

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

As of August 31, 2009, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the criteria established by COSO management concluded that the Company's internal control over financial reporting was not effective as of August 31, 2009, as a result of the identification of the material weaknesses described below.

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

Changes in Internal Control over Financial Reporting

During the first quarter of the Company’s fiscal year ended May 31, 2010, no material changes were made to the Company’s internal control over financial reporting

Remediation Plan

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

LIQUIDITY AND CAPITAL RESOURCES ARE UNCERTAIN.

For the three months ended August 31, 2009, the Company had a Net Loss of $(7,553). The Company may need to raise additional capital by way of an offering of equity securities, an offering of debt securities, or by obtaining financing through a bank or other entity. The Company has not established a limit as to the amount of debt it may incur nor has it adopted a ratio of its equity to debt allowance. If the Company needs to obtain additional financing, there is no assurance that financing will be available from any source, that it will be available on terms acceptable to us, or that any future offering of securities will be successful. If additional funds are raised through the issuance of equity securities, there may be a significant dilution in the value of the Company’s outstanding common stock. The Company could suffer adverse consequences if it is unable to obtain additional capital which would cast substantial doubt on its ability to continue its operations and growth.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended August 31, 2009, no matters were submitted to a vote of the Company's security holders, through the solicitation of proxies or otherwise.

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

Dated: September 15, 2009