Form 10-Q
period 2009-11-30
Guinness Exploration, Inc
filed 2010-01-19
CIK 1373024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarter Ended November 30, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _______________________ TO _______________________

Commission File # 000-53375

GUINNESS EXPLORATION, INC.
 (Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

98-0465540
 (IRS Employer Identification Number)

P.O. Box 1910 – Level 7 Anzac House, 181 Willis Street, Wellington, New Zealand 6140
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

The issuer had 131,825,000 shares of common stock issued and outstanding as of January 19, 2010.

GUINNESS EXPLORATION, INC.
(An Exploration Stage Company)

Page
PART I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets at November 30, 2009 (unaudited) and May 31, 2009 (audited)	1

Unaudited Consolidated Statements of Operations for the three month and six month periods ended November 30, 2009 and November 30, 2008 and the Exploration Stage Period of July 15, 2005 to November 30, 2009	2

Unaudited Consolidated Statements of Cash Flows for the three and six month periods ended November 30, 2009 and November 30, 2008 and the Exploration Stage Period of July 15, 2005 to November 30, 2009	3

Unaudited Notes to Consolidated Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures about Market Risk	24

Item 4. Controls and Procedures	25

PART II. Other Information	26

Item 1. Legal Proceedings	26

Item 1a. Risk Factors	26

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3. Defaults Upon Senior Securities	30

Item 4. Submission of Matters to a Vote of Security Holders	30

Item 5. Other Information	31

Item 6. Exhibits	31

Signatures	31

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS (unaudited)

QII-10
Six Month Period Ended November 30, 2009

GUINNESS EXPLORATION, INC. AND SUBSIDIARY
(An Exploration Stage Company)

Consolidated Balance Sheets

	November 30, 2009	May 31, 2009
	(unaudited)	(See Note 1)
ASSETS

CURRENT ASSETS
Cash	$4,093	$20,638
Prepaid expenses	6,581	6,203
Total current assets	10,674	26,841

Total assets	$10,674	$26,841

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$1,836	$-
Shareholder loans (Note 4)	88,470	86,285
Total current liabilities	$90,306	$86,285

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred shares, 100,000,000 shares authorized with par value $0.001 authorized, 0 shares issued and outstanding	$-	$-
Common shares, 500,000,000 shares with par value $0.001 authorized, 71,825,000 shares issued and outstanding at November 30, 2009 (Notes 5 and 8)	71,825	71,825
Paid-in Capital	(18,325)	(18,325)
Accumulated deficit in the exploration stage	(133,132)	(112,944)
Total stockholders’ equity (deficit)	$(79,632)	$(59,444)

Total liabilities and stockholders’ equity (deficit)	$10,674	$26,841

The accompanying notes to financial statements are an integral part of these consolidated financial statements

GUINNESS EXPLORATION, INC. AND SUBSIDIARY
(An Exploration Stage Company)

Consolidated Statements of Operations
(Unaudited)

		Three months ended November 30, 2009		Three months ended November 30, 2008		Six months ended November 30, 2009		Six months ended November 30, 2008	July 15, 2005 (inception)through November 30, 2009

EXPENSES:
Professional fees		$8,068		$6,932		$13,751		$11,192	$92,715
Administrative expenses		2,039		725		2,822		2,544	16,135
Investor relations		1,430		-		1,430		-	1,430
Impairment losses on mineral
properties (Note 6)		-		-		-		-	15,985
Total expenses		11,537		7,657		18,003		13,736	126,265

Net (loss) from Operations		(11,537)		(7,657)		(18,003)		(13,736)	(126,265)

Interest expense		(1,098)		(947)		(2,185)		(1,487)	(6,867)

Net (loss)		$(12,635)		$(8,604)		$(20,188)		$(15,223)	$(133,132)

Loss per common share	$	Nil	$	Nil	$	Nil	$	Nil

Weighted average shares outstanding		71,825,000		71,825,000		71,825,000		71,825,000

The accompanying notes to financial statements are an integral part of these financial statements

GUINNESS EXPLORATION, INC. AND SUBSIDIARY
(An Exploration Stage Company)

Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended November 30, 2009	Six months ended November 30, 2008	July 15, 2005 (inception) through November 30, 2009

Cash flows from operating activities:
Net loss for the period	$(20,188)	$(15,223)	$(133,132)
Reconciling adjustments: Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest on shareholder loans	2,185	1,487	6,867
Net change in operating assets and liabilities
Prepaid expenses	(378)	(3,235)	(6,581)
Accounts payable and accrued liabilities	1,836	(1,140)	1,836
Mineral properties impairments		—	15,985
Net cash (used) by operating activities	(16,545)	(18,111)	(115,025)

Cash flows from investing activities:
Purchase of Mineral Property	—	—	(15,985)
Net cash (used) by investing activities	—	—	(15,985)

Cash flows from financing activities:
Common stock issued for cash	—	—	53,500
Loans from shareholders	—	41,260	81,603
Net cash provided by financing activities	—	41,260	135,103

Net increase (decrease) in cash	(16,545)	23,149	4,093

Cash, beginning of period	20,638	9,503	—

Cash, end of period	$4,093	$32,652	$4,093

The accompanying notes to financial statements are an integral part of these consolidated financial statements

GUINNESS EXPLORATION, INC. AND SUBSIDIARY
 (An Exploration Stage Company)

Notes to Consolidated Financial Statements
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

The financial statements reflect the following significant accounting policies:

Exploration Stage Company

The Company is an exploration stage company as defined by SEC Industry Guide 7, and follows generally accepted accounting principles, where applicable. The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced. As an exploration stage enterprise, the Company discloses the deficit accumulated during the exploration stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date.

GUINNESS EXPLORATION, INC. AND SUBSIDIARY
 (An Exploration Stage Company)

Notes to Consolidated Financial Statements
(Unaudited)

Exploration Costs and Mineral Property Right Acquisitions

The Company is primarily engaged in the acquisition and exploration of mining properties.  Mineral property exploration costs are expensed as incurred.  Mineral property acquisition costs are initially capitalized when incurred. The Company assesses the carrying costs for impairment under Accounting Standards 930 Extractive Activities – Mining (AS 930) at each fiscal quarter end.  An impairment is recognized when the sum of the expected undiscounted future cash flows is less than the carrying amount of the mineral property.  Impairment losses, if any, are measured as the excess of the carrying amount of the mineral property over its estimated fair value. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized.  Such costs will be amortized using the units-of-production method over the estimated life of the proven and probable reserves.  If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

Consolidation of Financial Statements

These financial statemetns include the accounts of the Company and its subsidiary Nantawa Resources Inc., on a consolidated basis. All inter-company accounts have been eliminated..

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

Basic and Diluted Net Loss per Share

Basic loss per share is calculated by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss available to common stockholders by common stock equivalents. At November 30, 2009, the Company did not have any common stock equivalents outstanding.

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

GUINNESS EXPLORATION, INC. AND SUBSIDIARY
 (An Exploration Stage Company)

Notes to Consolidated Financial Statements
(Unaudited)

Income Taxes

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted rates in effect in the years during which the differences are expected to reverse and upon the possible realization of net operating loss carry-forwards. Additionally, the Company has not recognized any amount for a tax position taken or expected to be taken on its tax return, or for any interest or penalties.

Valuation of Long-Lived Assets

The Company periodically analyzes its long-lived assets for potential impairment, assessing the appropriateness of lives and recoverability of un-depreciated balances through measurement of undiscounted operation cash flows on a basis consistent with accounting principles generally accepted in the United States of America.

Start-up Costs

The Company expenses the cost of start-up activities, including organizational costs, as those costs are incurred.

Foreign Currency

The books of the Company are maintained in United States dollars and this is the Company’s functional and reporting currency. Transactions denominated in other than the United States dollar are translated as follows with the related transaction gains and losses being recorded in the Statements of Operations:

(i)	Monetary items are recorded at the rate of exchange prevailing as at the balance sheet date;
(ii)	Non-Monetary items including equity are recorded at the historical rate of exchange; and
(iii)	Revenues and expenses are recorded at the period average in which the transaction occurred

Cash and Cash Equivalents

The Company considers cash and cash equivalents to consist of cash on hand and demand deposits in banks with an initial maturity of 90 days or less.

Recent Accounting Pronouncements

Various accounting pronouncements have been issued during 2010, 2009 and 2008, none of which are expected to have a material effect on the financial statements of the Company.

GUINNESS EXPLORATION, INC. AND SUBSIDIARY
 (An Exploration Stage Company)

Notes to ConsolidatedFinancial Statements
(Unaudited)

Note 3 – Going Concern

Generally accepted accounting principles in the United States of America contemplate the continuation of the Company as a going concern. However, the Company had had a net loss attributable to Guinness Exploration, Inc. and Subsidiary, for the six month period ended November 30, 2009, of $(20,188). Additionally it has accumulated operating losses since its inception and has limited business operations, which raises substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company is dependent upon the continuing financial support of investors and stockholders of the Company. As of November 30, 2009 we projected the Company would need additional cash resources to operate during the upcoming 12 months and would raise this capital through shareholder loans from our President. The Company intends to attempt to acquire additional operating capital through private equity offerings to the public and existing investors to fund its business plan. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Note 4 –Acquisition of Mineral Properties

On November 19, 2009 the Company signed the Nantawa Agreement for purchase of a 65% ownership interest in two exploration properties in Yukon, Canada. The Agreement also includes an option (the “Option”) for Guinness to increase its ownership in the properties by 35%. A copy of the Agreement is incorporated herein by reference. The terms of the Nantawa Agreement specify Guinness’ wholly owned Yukon subsidiary Nantawa Resources Inc. will receive a 65% interest in the Nantawa properties in return for payment to Eagle Trail Properties Inc. (‘ETPI’) of US$1,012,822 (comprised of: US$951,022 (Cdn$1,000,000) cash, plus 60,000,000 restricted common shares of Guinness valued at US$0.00103 per share for a total share value of US$61,800). These payments are to be made over a 12 month period in two equal installments of Cdn$500,000; plus immediate issuance to ETPI of the 60 million restricted common shares. Subsequently, Guinness will be required to make a deposit of US$951 (Cdn$1,000) to maintain the Option and then incur exploration expenditures of Cdn$2 million over a two year period to earn an additional 35% interest. ETPI will retain a 3% Net Smelter Royalty.

Subsequent to the quarter ended November 30, 2009, on December 29, 2009 to fulfill payment terms of the Nantawa Agreement, the Company issued 60,000,000 restricted shares of its common stock valued at US$0.00103 per share to ETPI and made payment of $951 to ETPI. As of the date of these consolidated financial statements, title has not transferred from ETPI to Nantwa; accordinaly, the related asset and liability from this agreement have not been recorded..

GUINNESS EXPLORATION, INC. AND SUBSIDIARY
 (An Exploration Stage Company)

Notes to Consolidated Financial Statements
(Unaudited)

The Company’s agreed payments under the Nantawa Agreement are as follows:

PART ONE – Monetary Consideration:

Item	Installments Required $	Payments Made	Balance Due	Deadlines

Claims payment #1 to ETPI	475,511	-	475,511	May 31, 2010
Claims payment #2 to ETPI	475,511	-	475,511	November 19, 2010

Sub-total	$951,022	$-	$951,022

PART TWO – Share Consideration:

Item	Share Installments Required	Payments Made	Balance Due	Deadlines

Share issuance to ETPI	60,000,000 Restricted common shares	60,000,000 Restricted common shares	60,000,000 Restricted common shares	January 18, 2010**

Sub-total	60,000,000 Restricted Common Shares	60,000,000 Restricted Common Shares	60,000,000 Restricted Common Shares

*(60,000,000 restricted common shares regarding this payment were issued on December 29, 2009, after the end of the quarter ended November 30, 2009)

Note 5 – Common Stock

On February 7, 2006, the Company issued 3,000,000 shares of its common stock to its President for cash. This transaction was valued at a board approved value of $0.001 per share for total proceeds of $3,000.

During the fiscal year ending May 31, 2006, the Company issued 2,525,000 shares of its common stock in a private offering at $0.02 per share for total proceeds of $50,500.

GUINNESS EXPLORATION, INC. AND SUBSIDIARY
 (An Exploration Stage Company)

Notes to Consolidated Financial Statements
(Unaudited)

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

On November 30, 2009, the Company submitted to a vote of the Company's security holders a proposal to increase the authorized common shares limit of the Company from 75,000,000 to 500,000,000 and add authorization for issuance of up to 100,000,000 preferred shares, par value $0.001, for which the Board of Directors may fix and determine the designations, rights, preferences or other variation to each class or series within each class of preferred shares. Shareholder approval for this change was received November 26, 2009 and a Definitive 14C was filed with the Securities Exchange Commission on December 9, 2009.

Subsequent to the quarter ended November 30, 2009, on December 29, 2009 to fulfill one of the payment terms of the Nantawa Agreement, the Company issued 60,000,000 restricted shares of its common stock valued at US$0.00103 per share to Eagle Trail Properties, Inc. representing aggregate proceeds of US$61,800. These shares were issued pursuant to Regulation S of the Securities Act of 1933, as amended and the Company did not engage in any general solicitation or advertising regarding these shares. The issuance of these shares occurred subsequent to the quarter ended November 30, 2009 and therefore this event is not recorded in these financial statements.

Note 6 – Impairment Losses on Mineral Properties

On July 17, 2008, the Company determined it should abandon the mineral property asset which consisted of 100% ownership of a uranium mineral property staked in Saskatchewan, Canada. An impairment loss of $15,985 is reflected in the attached statement of operations.

Note 7 – Shareholder Loan

As at November 30, 2009, the Company had one related party shareholder loan outstanding of $88,470 which included $6,867 of accrued interest. This loan accrues simple interest at 5% per annum, is uncollateralized, and has no fixed repayment date.

GUINNESS EXPLORATION, INC. AND SUBSIDIARY
 (An Exploration Stage Company)

Notes to Consolidated Financial Statements
(Unaudited)

Note 8 – Incorporation of Subsidiary

On November 6, 2009, the Company incorporated a wholly owned subsidiary named Nantawa Resources Inc., in Yukon, Canada.

Note 9 – Subsequent Events

Subsequent to the quarter ended November 30, 2009, on December 9, 2009, as recorded in a Form DEF 14C filed with the Securities Exchange Commission, the Company amended its Articles of Incorporation to: (a) increase the authorized number of shares of common stock from 75,000,000 shares to 500,000,000 shares, par value of $0.001 per share; and (b) alter authorized share capital to allow the issuance of up to 100,000,000 shares of preferred stock, par value of $0.001 per share (the "Preferred Shares"), for which the Board of Directors may fix and determine the designations, rights, preferences or other variations of each class or series within each class of the Preferred Shares. A filing was also completed to record these changes in the Nevada Secretary of State corporate registry.

Subsequent to the quarter ended November 30, 2009, on December 29, 2009 to fulfill one of the payment terms of the Nantawa Agreement, the Company issued 60,000,000 restricted shares of its common stock valued at US$0.00103 per share to Eagle Trail Properties, Inc. representing aggregate proceeds of US$61,800. These shares were issued pursuant to Regulation S of the Securities Act of 1933, as amended and the Company did not engage in any general solicitation or advertising regarding these shares. The issuance of these shares occurred subsequent to the quarter ended November 30, 2009 and therefore this event is not recorded in these financial statements.

The Company has evaluated subsequent events from the balance sheet date through January 19, 2010, which is the date these consolidated financial statements were issued.

ITEM 2.   MANAGEMENTS’ DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION
Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This quarterly report on Form 10-Q contains "forward-looking statements" relating to the registrant which represent the registrant's current expectations or beliefs including, statements concerning registrant’s operations, performance, financial condition and growth. Certain information contained herein, including any information as to our strategy, plans or future financial or operating performance and other statements that express management's expectations or estimates of future performance, constitute "forward-looking statements.” All statements, other than statements of historical fact, are forward-looking statements. The words "believe," "expect," "will," "anticipate," "contemplate," "target," "plan," "continue,” "budget," "may," "intend," "estimate," “project” and similar expressions identify forward-looking statements. In this Form 10-Q the expressions: “In the coming quarter, we project professional fees will remain at current levels.”; “We expect administrative fees to increase substantially during the coming quarters as we implement our strategic plans.”; “We anticipate Investor Relations expenses will increase substantially during the coming quarters as we continue our efforts to raise further capital and keep current investors informed of Company developments.”; “The Company is currently undertaking geological analysis which it projects will allow capitalization of the property licenses within coming quarters and does not project that impairment charges will increase in the foreseeable future.” and “We project we will need to raise substantial additional funds during the coming twelve months to implement our strategic plans. To meet these requirements we expect we will need to complete shares issuances and/or negotiate debt arrangements. With respect to our basic operating requirements, we expect we will receive sufficient shareholder loans from our President to cover these expenses over the coming quarters.” are all forward-looking statements. Forward-looking statements  are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements, including, but not limited to, certain delays beyond the company's control with respect to mining operations, changes in the worldwide price of certain commodities; legislative, political or economic developments in the jurisdictions in which the Company carries on business; operating or technical difficulties in connection with mining or development activities; employee relations; contests over title to properties; and the risks involved in the exploration, development and mining business. The Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise, except as required by applicable law.

Overview

Guinness Exploration, Inc. (“Guinness”, “We”, the “Registrant”, or the “Company”) was incorporated in the State of Nevada on July 15, 2005 and incorporated its subsidiary, Nantawa Resources Inc., in Yukon, Canada on November 6, 2009. Guinness Exploration Inc. trades on the OTC-BB under the symbol GNXP.

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

Recent Developments

October 19, 2009:  Mr. Michael Juhasz and Mr. Alastair Brown entered an agreement wherein Mr. Juhasz sold his control position in the Company to Mr. Alastair Brown. On that same day, Mr. Juhasz resigned his positions as President and CEO, CFO, Principal Accounting Officer, Director, and Board and Audit Committee Chairs and Mr. Brown was appointed to those positions. Mr. Juhasz agreed to remain as Secretary and Treasurer for a transition period and also agreed to assume the position of Vice President.

November 19, 2009:  Guinness signed an agreement (the “Nantawa Agreement”) for purchase of a 65% ownership interest in two exploration properties in Yukon, Canada. The Agreement also includes an option for Guinness to subsequently increase its ownership in the properties by 35%. A copy of the Agreement was filed with as Exhibit 10.1 to a Current Report on Form 8-K on November 20, 2009 and incorporated here by reference. The purchase includes the Mount Nansen property and the Tawa property (collectively the ‘Nantawa properties’) which consist of 203 full or fractional claims with a total area of 3,136.43 square hectares located in the South Central part of the Yukon, 180 km Northwest of Whitehorse and 60 km West of the Village of Carmacks. The Nantawa properties were acquired from Eagle Trail Properties Inc. (‘ETPI’), which had purchased them in 2007 and 2008 from PricewaterhouseCoopers in a foreclosure proceeding against the previous owner BYG Natural Resources Ltd. The terms of the Agreement specify Guinness’ newly formed wholly owned Yukon subsidiary Nantawa Resources Inc. will initially receive a 65% interest in the Nantawa properties in return for payment to ETPI of Cdn$1 million, payable over a 12 month period in two equal tranches of Cdn$500,000; plus the issuance to ETPI of 60 million restricted common shares of Guinness Exploration valued at US$0.00103 per share. Subsequently, Guinness will be required to make a deposit of Cdn$1,000 within six months to maintain its option for an additional ownership interest and then incur exploration expenditures of Cdn$2 million over a two year period to earn an additional 35% interest. ETPI will retain a 3% Net Smelter Royalty. As previously reported, there is no material relationship between Guinness, Nantawa, or any of its affiliates, and ETPI and the material definitive agreement was negotiated at arm’s length.

December 1, 2009:  Alastair Brown is appointed to the position of Secretary and Treasurer of the Company after Mr. Michael Juhasz resigned his positions as Vice President, and Secretary and Treasurer of the Company for personal reasons. There was no disagreement between Mr. Juhasz and the Company relating to its operations, policies or practices.

December 7, 2009:  Guinness opens new head office in Wellington, New Zealand

December 10, 2009:  Mr. John Hiner, B.Sc. (geology), M.Sc. (geology), was appointed to the positions of Chief Geologist, Vice President, and Secretary and Treasurer of the Company. Mr. Hiner has over 35 years of experience in resource exploration and management worldwide. He has managed successful exploration, acquisition, and development programs for metals and industrial minerals on four continents. His range of experience includes mineral and petroleum exploration, energy minerals, and geothermal energy development. Mr. Hiner has managed projects from a conceptual exploration stage to positive feasibility and finance level studies on proven deposits in South America, North America, and Africa. As both geologist and manager, Mr. Hiner has held positions of increasing responsibility with a variety of companies, ranging in size from multinational Phillips Petroleum Company to both Canadian and American junior companies and has several years experience in running publicly traded companies. Mr. Hiner is involved in both the mining industry and the community. He belongs to several industry trade organizations comprising a spectrum of energy and mining groups, and is involved in local volunteer activities through church and benevolent organizations. Mr. Hiner has published through the auspices of the Nevada Bureau of Mines and Geology, the Northwest Mining Association, and various trade journals.

December 10, 2009:  Alastair Brown resigned his position as Secretary and Treasurer of the Company and Mr. John Hiner was appointed to this position.

December 29, 2009:  To fulfill one of the payment terms of the Nantawa Agreement, the Company issued 60,000,000 restricted shares of its common stock valued at US$0.00103 per share to Eagle Trail Properties, Inc. representing aggregate proceeds of US$61,800. These shares were issued pursuant to Regulation S of the Securities Act of 1933, as amended and the Company did not engage in any general solicitation or advertising regarding these shares. (The issuance of these shares occurred subsequent to the quarter ended November 30, 2009 and therefore this event is not recorded in the financial statements included in this Quarterly Report on Form 10-Q.)

January 13, 2010:  Mr. Nigel Mattison was appointed as an additional member of the Board of Directors. Mr. Mattison has a wide background in the governance of national and community based organizations and a record of success in managing start up and existing operations. His breadth of skills includes company directorship, management, accounting and auditing, international sales and marketing, strategic planning, public relations and fund raising. Mr. Mattison’s employment background includes positions with: Conrad Properties (2005 to 2010); Kuranda Resort and Spa (2003 to 2005); Russley Hotel, Christchurch (1994 – 2000); Pan Pacific Hotels and Resorts, a subsidiary of the Tokyu Corporation, Japan (1998 to 1992); ITT Sheraton (1982 to 1988); Groote Eylandt Mining Company Australia (which is jointly owned by BHP Billiton and Anglo American Corporation) (1975); Lion Nathan Brewing (1970 to 1975); and property development projects, and communications and marketing consulting engagements (1975 to 2003). Mr. Mattison is a former Board Member of: the New Zealand Tourist Industry Federation (1991 to 1992); the New Zealand Convention Association (1986 to 1989); Tourism Auckland (1989 to 1992 ); New Zealand Football (1998 to 2005); Canterbury Football (1997 to 2000); and the Association of Consumers and Taxpayers New Zealand (1997 to 2001).

Exploration properties description and location

The Mount Nansen property and the Tawa property are located in the Whitehorse Mining District on NTS map sheet 105I-03 (Figures 1 and 3). The main claim block is highly irregular (Figure 3). The complete claim group includes 203 full or fractional quartz mineral claims (Table 1). Total size of the claim group is 3,136.43 square hectares. Most of the claims are contiguous except for the two medium size non-contiguous blocks that are called Tawa property (Figure 3). The central block of the contiguous claims, Mount Nansen Property (Figure 3), is some 185 km NNW of Whitehorse. The Mount Nansen claim group measure 8.7 km in the NS direction and 5.1 km in the EW direction. The approximate geographical location of the Mount Nansen claim block is shown in Table 2.

Figure 1:   Location of the Mount Nansen Property and the Tawa Property
(Modified from Denhom, et. al., 2000)

CANADA
MAP AREA
YUKON
NW TERRITORIES
B.C.
ALB.
SASK.
MAN.
ONTARIO
QUEBEC
NFLD
142°
138°
134°
130°
126°
68°
66°
64°
62°
60°
Inuvik
YUKON
NORTHWEST TERRITORIES
Dawson
KENO HILL
Keno Hill
KLONDIKE HWY
Mayo
Yukon R.
MACTUNG
TOM JACKSON
FREEGOLD
ANVIL
HOWARD PASS
Carmacks
Ross River
Mount Nansen and Tawa Properties
WELLGREEN
KETZA
Haines Junction
KLUANE NATIONAL PARK
WHITEHORSE
CARCROSS
ALASKA HWY
Watson Lake
Carcross
MIDWAY
Skagway
BRITISH COLUMBIA
ALASKA
0 50 100 150 200
Km
* From feasibility study by BYG Natutal Resources Inc. November 1994

Location of the Mount Nansen and Tawa Properties

Source: Denholm et al, 2000

Figure 2:   Road access in the Mount Nansen and Tawa properties
(Modified from Eaton and Archer, 1989 and Stroshein, 2007a)

* Map source: Eaton and Archer, 1989
Feldspar Porphyry Stocks
SCALE (Km)
N
* Map source: Stroshein, 2007a
Dawson
MAP AREA
Carmacks
Whitehorse
Big Creek Fault
Mount Freegold
Mount Freegold Road
To Dawson
Mount Nansen
Mount Nansen Porphyry
Mount Nansen Road
Carmacks
To Whitehorse
Webber Flex Huestis Veins
Brown McDade
Mill
62° 00'
136° 45'
KLAZA
BRX
GOULTER
Creek
ORLOFF KING
WEBBER
DICKSON
FLEX
HUESTIS
MILL
BROWN-McDADE
Aensen
Victoria
Creek
0
1
2
3 Km
Vein deposits
River
Road
Placer workings
Airstrip

Figure 3:   Mount Nansen property and Tawa property on Claim Blocks
(Red lines represent claim boundaries - Cyan square represents the boundary of the geophysical survey area)

Yukon Energy, Mines and Resources

Mount Nansen Property and Tawa Property

Tawa Property
Mount Nansen Property
Airborne Survey Area
Legend
Yukon Border - Surveyed
Quartz Claims2
Active
Expired
115I03
115I02
115H14
115H15
0
3.25
6.5 km.

This map is a user generated static output from an Internet mapping site and is for general reference only. Data layers that appear on this map may or may not be accurate, current, or otherwise reliable. THIS MAP IS NOT TO BE USED FOR NAVIGATION.

Date Printed: 13-Feb-2009 1:14:23 AM

Table 1:   Claim list for Mount Nansen property and Tawa property

Claim	Grant Number	Expiry Date	Area (Ha)	Comments
ROSE	04241	09/10/2019	20.42	Lease
GOLDEN EAGLE	04278	09/10/2019	20.96	Lease
WAR EAGLE	04279	09/10/2019	20.77	Lease
SHAMROCK	04354	09/10/2019	20.73	Lease
SPOT	04361	09/10/2019	19.92	Lease
ARLEP	04368	09/10/2019	14.48	Lease
PHYLLIS	04369	09/10/2019	20.26	Lease
RUB	55633	09/10/2019	1.84	Lease
PUB	55663	09/10/2019	1.93	Lease
SUN DOG	55665	09/10/2019	3.20	Lease
CUB	55666	09/10/2019	1.29	Lease
JAM	55890	09/10/2019	11.64	Lease
PAM	55892	09/10/2019	2.64	Lease
DOME 1	73537	06/02/2014	15.10	-
DOME 2	73538	06/02/2014	15.51	-
DOME 3	73539	06/02/2014	17.29	-
DOME 4	73540	06/02/2014	17.98	-
DOME 6	73542	06/02/2014	17.32	-
DOME 7	73543	06/02/2014	25.34	-
DOME 8	73694	06/02/2014	12.47	-
DOME 14	73700	06/02/2014	21.07	-
DOME 16	73702	06/02/2014	20.61	-
DOME 17	73703	06/02/2014	18.41	-
DOME 18	73704	06/02/2014	18.56	-
DOME 19	73705	06/02/2014	16.73	-
DOME 20	73706	06/02/2014	13.42	-
JOANNE 1	74283	06/02/2014	19.79	-
JOANNE 2	74284	06/02/2014	19.51	-
JOANNE 3	74285	06/02/2014	20.36	-
JOANNE 4	74286	06/02/2014	14.78	-
JOANNE 5	74287	06/02/2014	19.83	-
JOANNE 6	74288	06/02/2014	19.69	-
DOME 25	77746	06/02/2014	15.19	-
DOME 26	77747	06/02/2014	22.54	-
DOME 27	77748	06/02/2014	20.32	-
DOME 28	77749	06/02/2014	21.74	-
DOME 33	77754	06/02/2014	25.50	-
DOME 34	77755	06/02/2014	23.29	-
DOME 35	77756	06/02/2014	22.39	-
DOME 36	77757	06/02/2014	23.97	-
DOME 37	77758	06/02/2014	14.23	-
DOME 38	77759	06/02/2014	18.48	-
DOME 39	77760	06/02/2014	14.95	-
DOME 40	77761	06/02/2014	20.51	-
DOME 41	77762	06/02/2014	20.76	-

(continued)

Claim	Grant Number	Expiry Date	Area (Ha)	Comments
DOME 42	77763	06/02/2014	19.93	-
DOME 43	77764	06/02/2014	20.47	-
DOME 49	77770	06/02/2014	8.18	-
DOME 50	77771	06/02/2014	18.83	-
DOME 51	77772	06/02/2014	19.05	-
DOME 52	77773	06/02/2014	21.85	-
DOME 53	77774	06/02/2014	22.80	-
DOME 54	77775	06/02/2014	14.69	-
DOME 55	77776	06/02/2014	13.09	-
DOME 56	77777	06/02/2014	13.35	-
DOME 57	77778	06/02/2014	20.47	-
DOME 58	77779	06/02/2014	19.41	-
DOME 60	77781	06/02/2014	20.06	-
DOME 61	77782	06/02/2014	18.91	-
DOME 63	77784	06/02/2014	22.51	-
DOME 64	77785	06/02/2014	22.88	-
DOME 65	77786	06/02/2014	20.66	-
DOME 66	77787	06/02/2014	21.18	-
DOME 78	81842	06/02/2014	25.41	-
DOME 79	81843	06/02/2014	24.10	-
DOME 80	81844	06/02/2014	24.20	-
DOME 81	81845	06/02/2014	22.52	-
DOME 82	81846	06/02/2014	23.26	-
DOME 83	81847	06/02/2014	18.72	-
DOME 84	81848	06/02/2014	19.37	-
DOME 86	81850	06/02/2014	20.76	-
HIW 9	YA23835	06/02/2014	19.44	-
HIW 10	YA23836	06/02/2014	20.83	Fractions
HIW 11	YA23837	06/02/2014	21.55	Fractions
HIW 12	YA23838	06/02/2014	19.93	Fractions
HIW 13	YA23839	06/02/2014	20.72	-
HIW 14	YA23840	06/02/2014	19.55	-
HIW 15	YA23841	06/02/2014	20.15	-
HIW 16	YA23842	06/02/2014	19.86	-
HIW 17	YA23843	06/02/2014	19.92	-
HIW 1	YA24813	06/02/2014	4.74	Fractions
HIW 2	YA24814	06/02/2014	5.15	Fractions
HIW 7	YA24819	06/02/2014	3.01	Fractions
DD 1	YA59596	06/02/2014	20.62	-
DD 2	YA59597	06/02/2014	22.35	-
DD 15	YA59610	06/02/2014	19.20	-
DD 16	YA59611	06/02/2014	19.21	-
DD 17	YA59612	06/02/2014	19.37	-
DD 18	YA59613	06/02/2014	19.85	-
DD 19	YA59614	06/02/2014	20.17	-
DD 20	YA59615	06/02/2014	19.90	-
DD 21	YA59616	06/02/2014	19.64	-

(continued)

Claim	Grant Number	Expiry Date	Area (Ha)	Comments
DD 22	YA59617	06/02/2014	19.17	-
DD 23	YA59618	06/02/2014	18.69	-
DD 24	YA59619	06/02/2014	18.30	-
DD 25	YA59620	06/02/2014	18.18	-
DD 26	YA59621	06/02/2014	17.65	-
DD 27	YA59622	06/02/2014	19.49	-
DD 28	YA59623	06/02/2014	18.71	-
TBR 1	YA86690	06/02/2014	8.92	-
TBR 2	YA86691	06/02/2014	20.16	-
TBR 3	YA86692	06/02/2014	20.03	-
TBR 4	YA86693	06/02/2014	20.84	-
TBR 5	YA86694	06/02/2014	18.34	-
TBR 6	YA86695	06/02/2014	20.92	-
TBR 7	YA86696	06/02/2014	15.96	-
TBR 8	YA86697	06/02/2014	21.79	-
ONT 38	YA87204	06/02/2014	20.26	-
ONT 40	YA87206	06/02/2014	18.34	-
ONT 42	YA87208	06/02/2014	5.73	-
EEK 1	YA87210	06/02/2014	21.07	-
EEK 2	YA87211	06/02/2014	20.08	-
EEK 3	YA87212	06/02/2014	20.70	-
EEK 4	YA87213	06/02/2014	20.68	-
EEK 5	YA87214	06/02/2014	20.80	-
EEK 6	YA87215	06/02/2014	19.58	-
EEK 7	YA87216	06/02/2014	19.97	-
EEK 8	YA87217	06/02/2014	21.91	-
EEK 9	YA87218	06/02/2014	22.64	-
EEK 14	YA87223	06/02/2014	21.36	-
EEK 15	YA87224	06/02/2014	21.22	-
EEK 16	YA87225	06/02/2014	21.76	-
EEK 17	YA87226	06/02/2014	20.01	-
EEK 18	YA87227	06/02/2014	20.74	-
ONT 44	YA92655	06/02/2014	16.80	-
ONT 45	YA92656	06/02/2014	12.91	-
ONT 46	YA92657	06/02/2014	18.48	-
ONT 47	YA92658	06/02/2014	14.41	-
TAWA 25	YA95051	03/01/2010	4.33	Fractions
TAWA 26	YA95052	03/01/2010	5.95	Fractions
TAWA 27	YA95151	03/01/2010	17.11	-
TAWA 28	YA95152	03/01/2010	22.34	-
TAWA 29	YA95153	03/01/2010	16.14	-
TAWA 30	YA95154	03/01/2010	20.77	-
TAWA 31	YA95155	03/01/2010	23.90	-
TAWA 32	YA95156	03/01/2010	21.36	-
TAWA 33	YA95157	03/01/2010	12.16	-
TAWA 34	YA95158	03/01/2010	18.45	-

(continued)

Claim	Grant Number	Expiry Date	Area (Ha)	Comments
TAWA 47	YA95163	03/01/2010	7.01	-
TAWA 48	YA95164	03/01/2010	8.00	-
TAWA 49	YA95165	03/01/2010	21.93	-
TAWA 50	YA95166	03/01/2010	23.59	-
TAWA 51	YA95167	03/01/2010	23.22	-
TAWA 52	YA95168	03/01/2010	23.93	-
TAWA 53	YA95169	03/01/2010	15.03	-
TAWA 54	YA95170	03/01/2010	22.93	-
TAWA 55	YA95171	03/01/2010	5.90	-
TAWA 56	YA95172	03/01/2010	13.37	-
TAWA 57	YA95173	03/01/2010	14.12	-
TAWA 58	YA95174	03/01/2010	16.15	-
TAWA 59	YA95175	03/01/2010	13.35	-
TAWA 60	YA95176	03/01/2010	16.19	-
TAWA 61	YA95177	03/01/2010	12.44	-
TAWA 62	YA95178	03/01/2010	11.28	-
TAWA 63	YA95179	03/01/2010	8.41	-
TAWA 64	YA95301	03/01/2010	18.96	-
TAWA 65	YA95302	03/01/2010	15.20	-
TAWA 66	YA95303	03/01/2010	21.82	-
TAWA 67	YA95304	03/01/2010	22.03	-
TAWA 68	YA95305	03/01/2010	20.61	-
TAWA 69	YA95306	03/01/2010	19.68	-
TAWA 70	YA95307	03/01/2010	19.61	-
TAWA 71	YA95308	03/01/2010	18.94	-
TAWA 72	YB06963	03/01/2010	19.15	-
TAWA 73	YB06964	03/01/2010	18.69	-
TAWA 74	YB06965	03/01/2010	19.02	-
TAWA 75	YB06966	03/01/2010	18.61	-
TAWA 83	YB06971	03/01/2010	19.28	-
TAWA 84	YB06972	03/01/2010	6.48	-
TAWA 85	YB06973	03/01/2010	20.10	-
TAWA 86	YB06974	03/01/2010	21.08	-
TAWA 87	YB06975	03/01/2010	19.83	-
TAWA 88	YB06976	03/01/2010	20.96	-
TAWA 89	YB06977	03/01/2010	19.91	-
TAWA 90	YB06978	03/01/2010	20.97	-
Total			3136.43

Table 2:   Coordinates of the corners of the Mount Nansen claim block

Corner	N-S	E-W
NW	62o06.0’ N	137o12.0’ W
NE	62o05.5’ N	137o05.8’ W
SE	62o01.2’ N	137o05.3’ W
SW	62o02.4’ N	137o11.7’ W

Accessibility, Climate, Local Resources, Infrastructure and Physiography

The Mount Nansen property and the Tawa property are located approximately 180 km northwest of Whitehorse and 60 km west of the Village of Carmacks in the Yukon Territory (Figure 1). These two properties are accessible from Whitehorse via the Klondike highway to the town of Carmacks and then via an all weather gravel road. Carmacks is 170 km north of Whitehorse. Whitehorse is connected to Vancouver, Edmonton, and Calgary by air service. The Mount Nansen property is facilitated with an extensive network of gravel and dirt roads (Figure 2).

The Mount Nansen and Tawa properties lie northwest of the maximum advance of the Wisconsin ice sheet, and, consequently, are not affected by the Pleistocene continental glaciations (Figure 4; Eaton and Archer, 1989). This resulted in deep weathering in the properties reaching to depths of over 70 m from the topographic surface (Denholm et al, 2000; Roder, 1996). In mineralized zones, sulphides are commonly altered into limonite and other oxides (Denholm et al, 2000; Melling, 1995; Roder, 1996). The topography in the two properties is hilly with rounded ridges and shallow valleys. Local elevation ranges from 1030 m to 1560 m (Melling, 1995; Rodger, 1996).

Permafrost is widespread in the area and varies according to the amount of vegetation and slope facing direction (Stroshein, 2007b). In the north-facing slopes, permafrost is frozen all year around and in the south-facing slopes permafrost thaw to a depth of 1-2 m in the summer (Eaton and Archer, 1989; Roder, 1996).

The average precipitation in the Mount Nansen property is approximately 25 cm, most of which falls as rain in the summer months (Stroshein, 2007b). Snow fall is normally 30-40 cm deep in late winter. The average monthly temperature ranges from -25oC in January to 15oC in July (Stroshein, 2007b).

The Mount Nansen property is situated in the traditional Territory of the Little Salmon/Carmacks First Nation (Stroshein, 2007b). At the mine site, there is no infrastructure other than the mine plant and buildings. The village of Carmacks has been established since 1893 and has provided fuel for river steamboats, a roadhouse on the Whitehorse to Dawson stage run, and an area service center (Campbell, 1994). In the Village of Carmacks, there reside approximately 500 people. The village is also the main and administrative center of the Little Salmon Traditional Lands.

Additional information:

Full text of a Report completed by Robert S. Middleton, P.Eng on November 27, 2009 regarding the Mount Nansen and Tawa properties can be found at our website: www.guinnessexploration.com.

Figure 4:   Glaciation, Dawson Range, Yukon Territory

Results of Operations for the Three and Six Month Periods Ended November 30, 2009 and November 30, 2008 and the Exploration Stage Period from July 15, 2005 to November 30, 2009

Revenues
Since inception we have earned $nil in revenues.

Our operating expenses are classified into four categories:

- Professional fees
- Administrative expenses
- Investor relations
- Impairment losses on mineral properties

Professional Fees
Professional fees were $8,068 and $13,751 for the three and six month periods ended November 30, 2009, compared with $6,932 and $11,192 for the three and six month periods ended November 30, 2008, respectively.  During the period from July 15, 2005 (inception) to November 30, 2009 (the “Exploration Stage Period”) professional fees totaled $92,715. During the current period professional fees were composed of legal, auditor and accounting fees. In the coming quarter, we project professional fees will remain at current levels.

Administrative Expenses
Administrative expenses were $2,039 and 2,822 for the three and six month periods ended November 30, 2009, compared with $725 and $2,544 for the three and six month periods ended November 30, 2008, respectively.  During the period from July 15, 2005 (inception) to November 30, 2009 (the “Exploration Stage Period”) administrative expenses totaled $16,153. During the current period administrative fees were primarily composed of office expenses and Edgar Agent filing fees related to our SEC filings. We expect administrative fees to increase substantially during the coming quarters as we implement our strategic plans.

Investor Relations
Investor Relations expenses comprise costs for press releases, maintenance of the Company’s website and other investor information initiatives. During the three and six month periods ended November 30, 2009 versus November 30, 2008, these expenses totaled $1,430 and $1,430 compared with $nil and $nil respectively. For the Exploration Stage Period, Investor Relations expenses totaled $1,430. We anticipate Investor Relations expenses will increase substantially during the coming quarters as we continue our efforts to raise further capital and keep current investors informed of Company developments.

Impairment Losses on Mineral Properties
On April 6, 2006 we purchased a uranium property in Saskatchewan, Canada and on July 17, 2008 determined not to proceed with this property and formally abandoned the project. This abandonment is recorded in our financial statements as an Asset Impairment and totaled $15,985 and is included in the total loss for the Exploration Stage Period.

Net Loss
We incurred net losses of $(12,635) and $(20,188) for the three and six month periods ended November 30, 2009 compared with net losses of $(8,604) and $(15,223) for the three and six month periods ended November 30, 2008. During the Exploration Stage Period net losses totaled $(133,132).

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

Liquidity and Capital Resources

Since the date of our incorporation, we have raised $53,500 though private placements of our common shares and $81,603 through shareholder loans. As of November 30, 2009 we had cash on hand of $4,093 and prepaid expenses of $6,581. We project we will need to raise substantial additional funds during the coming twelve months to implement our strategic plans. To meet these requirements we expect we will need to complete shares issuances and/or negotiate debt arrangements. With respect to our basic operating requirements, we expect we will receive sufficient shareholder loans from our President to cover these expenses over the coming quarters.

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

As the end of the period being reported upon, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

As of November 30, 2009, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the criteria established by COSO management concluded that the Company's internal control over financial reporting was not effective as of November 30, 2009, as a result of the identification of the material weaknesses described below.

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

Changes in Internal Control over Financial Reporting

During the second quarter of the Company’s fiscal year ended May 31, 2010, no material changes were made to the Company’s internal control over financial reporting

Remediation Plan

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

LIQUIDITY AND CAPITAL RESOURCES ARE UNCERTAIN.

For the three months ended November 30, 2009, the Company had a Net Loss of $(12,635). The Company may need to raise additional capital by way of an offering of equity securities, an offering of debt securities, or by obtaining financing through a bank or other entity. The Company has not established a limit as to the amount of debt it may incur nor has it adopted a ratio of its equity to debt allowance. If the Company needs to obtain additional financing, there is no assurance that financing will be available from any source, that it will be available on terms acceptable to us, or that any future offering of securities will be successful. If additional funds are raised through the issuance of equity securities, there may be a significant dilution in the value of the Company’s outstanding common stock. The Company could suffer adverse consequences if it is unable to obtain additional capital which would cast substantial doubt on its ability to continue its operations and growth.

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

WE REQUIRE SUBSTANTIAL FUNDS MERELY TO DETERMINE WHETHER COMMERCIAL PRECIOUS METAL DEPOSITS EXIST ON OUR PROPERTIES.

Any potential development and production of the Company’s exploration properties depends upon the results of exploration programs and/or feasibility studies and the recommendations of duly qualified engineers and geologists. Such programs require substantial additional funds. Any decision to further expand the Company’s operations on these exploration properties is anticipated to involve consideration and evaluation of several significant factors including, but not limited to:

■	Costs of bringing each property into production, including exploration work, preparation of production feasibility studies, and construction of production facilities;
■	Availability and costs of financing;
■	Ongoing costs of production;
■	Market prices for the precious metals to be produced;
■	Environmental compliance regulations and restraints; and
■	Political climate and/or governmental regulation and control.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended November 30, 2009, the Company submitted to a vote of the Company's security holders a proposal to increase the authorized common shares limit of the Company from 75,000,000 to 500,000,000 and add authorization for issuance of up to 100,000,000 preferred shares, par value $0.001, for which the Board of Directors may fix and determine the designations, rights, preferences or other variation to each class or series within each class of preferred shares. Shareholder approval for this change was received November 26, 2009 and a Definitive 14C was filed with the Securities Exchange Commission on December 9, 2009.

ITEM 5.   OTHER INFORMATION

(a)   During the quarter there was no information which would have been required to be filed via a report on Form 8-K which was not filed as such.

(b)   During the quarter there were no material changes to the procedures by which security holders may recommend nominees to the registrant’s board of directors.

ITEM 6.   EXHIBITS

EXHIBIT INDEX

Number	Exhibit Description

3.1	Articles of Incorporation*
3.2	Certificate of Amendment of Articles of Incorporation*
3.3	Bylaws*
10.1	Nantawa Material Definitive Agreement**
14.1	Code of Ethics*
31.1	Certificate of President (chief executive officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Financial Officer (principal financial officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of President (chief executive officer) and Treasurer (principal financial officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*    Filed as an exhibit to our registration statement on Form SB-2 filed December 27, 2006 and incorporated herein by this reference
*    Filed as an exhibit to Current Report on Form 10-K filed November 20, 2009 and incorporated herein by this reference

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUINNESS EXPLORATION, INC.

/s/ Alastair Brown
Alastair Brown
President & CEO, CFO

Dated: January 19, 2010