Form 10-Q
period 2010-02-28
Guinness Exploration, Inc
filed 2010-04-13
CIK 1373024

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarter Ended February 28, 2010

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.   Yes ☐    No ☒

The issuer had 133,700,000 shares of common stock issued and outstanding as of April 12, 2010.

GUINNESS EXPLORATION, INC.
(An Exploration Stage Company)

Page
PART I. Financial Information	1

Item 1. Financial Statements.	1

Consolidated Balance Sheets at February 28, 2010 (unaudited) and May 31, 2009 (audited)	1

Unaudited Consolidated Statements of Operations for the three month and nine month periods ended February 28, 2010 and February 28, 2009 and the Exploration Stage Period of July 15, 2005 to February 28, 2010	2

Unaudited Consolidated Statements of Cash Flows for the three and nine month periods ended February 28, 2010 and February 28, 2009 and the Exploration Stage Period of July 15, 2005 to February 28, 2010	3

Unaudited Consolidated Supplemental Disclosure of Cash Flow Information for the three and nine month periods ended February 28, 2010 and February 28, 2009 and the Exploration Stage Period of July 15, 2005 to February 28, 2010 4	4

Unaudited Consolidated Supplemental Disclosure of Non-cash Investing and Financing Activities for the three and nine month periods ended February 28, 2010 and February 28, 2009 and the Exploration Stage Period of July 15, 2005 to February 28, 2010	4

Unaudited Notes to Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures about Market Risk	26

Item 4. Controls and Procedures	26

PART II. Other Information	28

Item 1. Legal Proceedings	28

Item 1a. Risk Factors	28

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3. Defaults Upon Senior Securities	32

Item 4. Submission of Matters to a Vote of Security Holders	32

Item 5. Other Information	33

Item 6. Exhibits	33

Signatures	33

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS (unaudited)

QIII-10
Nine Month Period Ended February 28, 2010

GUINNESS EXPLORATION, INC. AND SUBSIDIARY
(An Exploration Stage Company)

Consolidated Balance Sheets

	February 28, 2010 (unaudited)	May 31, 2009 (See Note 1)
ASSETS

CURRENT ASSETS
Cash	$833,427	$20,638
Prepaid expenses	27,972	6,203
Total current assets	861,399	26,841

Total assets	$861,399	$26,841

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$3,667	$-
Note payable (Note 5)	471,934	-
Shareholder loans (Note 8)	-	86,285
Total current liabilities	$475,601	$86,285

COMMITMENTS AND CONTINGENCIES (Notes 5 and 6)	-	-

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred shares, 100,000,000 shares authorized with par value $0.001 authorized, 0 shares issued and outstanding	$-	$-
Common shares, 500,000,000 shares with par value $0.001 authorized, 133,700,000 and 71,825,000 shares issued and outstanding at February 28, 2010 and May 31, 2009, respectively (Note 6)	133,700	71,825
Paid-in Capital	1,481,600	(18,325)
Accumulated deficit in the exploration stage	(1,229,502)	(112,944)
Total stockholders’ equity (deficit)	$385,798	$(59,444)

Total liabilities and stockholders’ equity (deficit)	$861,399	$26,841

The accompanying notes to financial statements are an integral part of these consolidated financial statements

GUINNESS EXPLORATION, INC. AND SUBSIDIARY
 (An Exploration Stage Company)

Consolidated Statements of Operations
(Unaudited)

	Three months ended February 28, 2010	Three months ended February 28, 2009		Nine months ended February 28, 2010	Nine months ended February 28, 2009		July 15, 2005 (inception) through February 28, 2010

EXPENSES:
Exploration property purchases	$951		$-	$951		$-	$951
Exploration expenses	6,774		-	6,774		-	6,774
Professional fees	48,463		2,275	62,214		13,467	141,178
Administrative expenses	8,244		909	11,066		3,453	24,379
Investor relations	25,100		-	26,530		-	26,530
Mineral property impairments (Note 7)	1,005,668		-	1,005,668		-	1,021,653
Total expenses	1,095,200		3,184	1,113,203		16,920	1,221,465

Net (loss) from Operations	(1,095,200)		(3,184)	(1,113,203)		(16,920)	(1,221,465)

Interest expense	(1,170)		(953)	(3,355)		(2,440)	(8,037)

Net (loss)	$(1,096,370)		$(4,137)	$(1,116,558)		$(19,360)	$(1,229,502)

Loss per common share	$(0.01)	$	Nil	$(0.01)	$	Nil

Weighted average shares outstanding	116,887,500		71,825,000	86,680,770		71,825,000

The accompanying notes to financial statements are an integral part of these consolidated financial statements

GUINNESS EXPLORATION, INC. AND SUBSIDIARY
 (An Exploration Stage Company)

Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended February 28, 2010	Nine months ended February 28, 2009	July 15, 2005 (inception) through February 28, 2010

Cash flows from operating activities:
Net loss for the period	$(1,116,558)	$(19,360)	$(1,229,502)
Reconciling adjustments:
Adjustments to reconcile net loss
to net cash used in operating activities:
Interest accrued on shareholder loans	3,355	2,440	8,037
Payments for interest on shareholder loans	(3,355)	—	(8,037)
Mineral properties impairments	1,005,668	—	1,021,653
Net change in operating assets and liabilities
Prepaid expenses	(21,769)	(5,134)	(27,972)
Accounts payable and accrued liabilities	3,667	(5,309)	3,667
Net cash (used) by operating activities	(128,992)	(27,363)	(232,154)

Cash flows from investing activities:
Payments for mineral properties	(471,934)	—	(487,919)
Net cash (used) by investing activities	(471,934)	—	(487,919)

Cash flows from financing activities:
Common stock issued for cash	1,500,000	—	1,553,500
Proceeds from shareholder loans	51,663	41,260	—
Payments for shareholder loans	(137,948)	—	—
Net cash provided by financing activities	1,413,715	41,260	1,553,500

Net increase (decrease) in cash	812,789	13,897	833,427

Cash, beginning of period	20,638	9,503	—

Cash, end of period	$833,427	$23,400	$833,427

The accompanying notes to financial statements are an integral part of these consolidated financial statements

GUINNESS EXPLORATION, INC. AND SUBSIDIARY
 (An Exploration Stage Company)

Consolidated Supplemental Disclosure of Cash Flow Information
(Unaudited)

	Nine months ended February 28, 2010	Nine months ended February 28, 2009	July 15, 2005 (inception) through February 28, 2010

Cash paid for interest	$8,037	$—	$8,037

Consolidated Supplemental Disclosure of Non-cash Investing and Financing Activities
(Unaudited)

	Nine months ended February 28, 2010	Nine months ended February 28, 2009	July 15, 2005 (inception) through February 28, 2010

Common stock issued for property purchase payment	$61,800	$—	$61,800
Note payable issued for property purchase payment	471,934	—	471,934

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

Consolidation of Financial Statements

These financial statements include the accounts of the Company and its subsidiary Nantawa Resources Inc., on a consolidated basis. All inter-company accounts have been eliminated.

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

At February 28, 2010, common stock equivalents outstanding included 1,875,000 common share purchase warrants. These warrants were issued as part of a unit offering which was completed on February 10, 2010 and was comprised of 1,875,000 Units priced at US$0.80 per Unit. Each Unit consists of  one share of common stock of Guinness (each, a "Share"); and one common share purchase warrant (each a “Warrant”) subject to adjustment for stock splits, or stock dividends. Each whole Warrant is non-transferable and entitles the holder to purchase one common share of Guinness (each, a “Warrant Share”), as presently constituted, for a period of twenty four months beginning February 10, 2010 at a price per Warrant Share of US$2.00. These Units are being issued pursuant to Regulation S of the Securities Act of 1933, as amended (“Regulation S”) and Guinness did not engage in any general solicitation or advertising regarding this Unit offering.

GUINNESS EXPLORATION, INC. AND SUBSIDIARY
 (An Exploration Stage Company)

Notes to Consolidated Financial Statements
(Unaudited)

Diluted and Basic weighted average shares are the same, as any inclusion of the common stock equivalents would be anti-dilutive.

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

Foreign Currency

The books of the Company are maintained in United States dollars and this is the Company’s functional and reporting currency. Transactions denominated in other than the United States dollar are translated as follows with the related transaction gains and losses being recorded in the Statements of Operations:

(i)	Monetary items are recorded at the rate of exchange prevailing as at the balance sheet date;
(ii)	Non-Monetary items including equity are recorded at the historical rate of exchange; and
(iii)	Revenues and expenses are recorded at the period average in which the transaction occurred.

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

Note 3 – Going Concern

Generally accepted accounting principles in the United States of America contemplate the continuation of the Company as a going concern. However, the Company had a net loss for the nine month period ended February 28, 2010, of $(1,116,558). Additionally it has accumulated operating losses since its inception and has limited business operations, which raises substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company is dependent upon the continuing financial support of investors and stockholders of the Company. As of February 28, 2010, we projected the Company would need additional cash resources to operate during the upcoming 12 months. The Company intends to attempt to acquire additional operating capital through private equity offerings to the public and existing investors to fund its business plan. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Note 4 – Acquisition of Mineral Properties

On November 19, 2009, and as amended on February 4, 2010, the Company signed the Nantawa Agreement for purchase of a 65% ownership interest in two exploration properties in Yukon, Canada. The agreement also includes an option (the “Option”) for Guinness to increase its ownership in the properties by 35%. A copy of which agreement, and the February 4, 2010 Amendment (collectively the “Agreement”), are incorporated herein by reference. The terms of the Nantawa Agreement specify Guinness’ wholly owned Yukon subsidiary Nantawa Resources Inc. will receive a 65% interest in the Nantawa properties in return for payment to Eagle Trail Properties Inc. (‘ETPI’) of US$1,005,668 (comprised of: US$943,868 cash (Cdn$1,000,000), plus 60,000,000 restricted common shares of Guinness valued at US$0.00103 per share for a total share value of US$61,800). These payments are to be made over a 12 month period in two equal installments of US$471,934; plus immediate issuance to ETPI of the 60 million restricted common shares. Subsequently, Guinness was required to make a deposit of US$951 (Cdn$1,000) to maintain the

GUINNESS EXPLORATION, INC. AND SUBSIDIARY
 (An Exploration Stage Company)

Notes to Consolidated Financial Statements
(Unaudited)

Option and then incur exploration expenditures of Cdn$2 million over a two year period to earn an additional 35% interest. ETPI will retain a 3% Net Smelter Royalty. To confirm the cash payments owed by us to ETPI, we provided ETPI with a Promissory Note (the “Note”), stating our indebtedness to ETPI in the amount of Cdn$1,000.000. This Promissory Note was filed as Exhibit 10.3 with a Current Report on Form 8-K on April 9, 2010 and is incorporated herein by reference,

During the period ended February 28, 2010, the Company formalized its debt to ETPI by signing the Note. To account for this event, $1,005,668 was entered as a mineral property asset, with a corresponding note payable entry.  As of February 28, 2010, the Company did not have sufficient geological evidence to establish a reserves estimate. Accordingly, the Company has recorded an impairment loss on the mineral property asset.

On December 29, 2009, to fulfill payment terms of the Nantawa Agreement, the Company issued 60,000,000 restricted shares of its common stock valued at US$0.00103 per share to ETPI and made payment of $951 to ETPI. Also, on February 12, 2010, the Company paid ETPI US$471,934.

The Company’s agreed payments under the Nantawa Agreement are as follows:

PART ONE – Monetary Consideration:

Item	Installments Required $	Payments Made	Balance Due	Deadlines

Claims payment #1 to ETPI	471,934	471,934	Nil	-
Claims payment #2 to ETPI	471,934	-	71,934	November 30, 2010

Sub-total	$943,868	$471,934	$471,934

PART TWO – Share Consideration

Item	Share Installments Required	Payments Made	Balance Due	Deadlines

Share issuance to ETPI	60,000,000 Restricted common shares	60,000,000 Restricted common shares	Nil	-

Sub-total	60,000,000 Restricted Common shares	60,000,000 Restricted Common shares	Nil

GUINNESS EXPLORATION, INC. AND SUBSIDIARY
 (An Exploration Stage Company)

Notes to Consolidated Financial Statements
(Unaudited)

Note 5 – Promissory Note

To confirm the cash payments owed by us to ETPI under the Nantawa Agreement, we have provided ETPI with a Promissory Note, stating our indebtedness to ETPI in the amount of $943,868 (Cdn$1,000.000). To fulfill our first payment, on February 12, 2010 the Company paid to ETPI $471,934, which was prior to the first installment payment deadline of May 31, 2010. The second installment of  $471,934 on the Note is due by November 30, 2010. The terms of the Note provide that interest on the unpaid balance of the aforesaid principal sum shall be paid at a rate equal to Eight percent (8%) per annum calculated annually, not in advance, computed from December 1, 2010, to be payable monthly on the first day of each and every month commencing January 1, 2011, so long as any principal sum remains outstanding.

Note 6 – Common Stock

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

GUINNESS EXPLORATION, INC. AND SUBSIDIARY
 (An Exploration Stage Company)

Notes to Consolidated Financial Statements
(Unaudited)

On February 10, 2010 Guinness completed a private placement which raised aggregate proceeds of US$1,500,000 and was comprised a unit (‘Unit’) sale by Guinness of 1,875,000 Units priced at US$0.80 per Unit.  Each Unit consists of one common stock of Guinness (each, a "Share"); and one common share purchase warrant (each a “Warrant”) subject to adjustment for stock splits, or stock dividends. Each whole Warrant is non-transferable and entitles the holder to purchase one common share of Guinness (each, a “Warrant Share”), as presently constituted, for a period of twenty four months beginning February 10, 2010 at a price per Warrant Share of US$2.00. These Units are being issued pursuant to Regulation S of the Securities Act of 1933, as amended (“Regulation S”) and Guinness did not engage in any general solicitation or advertising regarding this Unit offering.

Note 7 – Impairments on Mineral Properties

On July 17, 2008, the Company determined it should abandon the mineral property asset which consisted of 100% ownership of a uranium mineral property staked in Saskatchewan, Canada. An impairment loss of $15,985 is reflected in the attached statement of operations.

During the period ended February 28, 2010, the Company formalized its debt to ETPI by signing a promissory note in the amount of $943,868 plus share payments with a deemed value of $61,800. To account for this event, $1,005,668 was entered as a mineral property asset, with a corresponding note payable entry. As of February 28, 2010, the Company did not have sufficient geological evidence to establish a reserves estimate. Accordingly, the Company has recorded an impairment loss on the mineral property asset of $1,005,668.

Note 8 – Shareholder Loan

Prior to a shareholder loan payout on February 9, 2010, during the nine months ended February 28, 2010, our CEO Alastair Brown made additional shareholder loans to the Company totaling $51,663. These advances brought total shareholder loans owing to Mr. Brown prior to payout to $141,303. This total included $3,355 of accrued interest for the period from September 1, 2009 to February 8, 2010, plus prior accrued interest of $4,682, for total accrued interest of $8,037. On February 9, 2010, the Company paid $141,303 to Mr. Brown as full payment of all shareholder loans and accrued interest. As at February 28, 2010, the Company had no further shareholder loans outstanding.

Note 9 – Incorporation of Subsidiary

On November 6, 2009, the Company incorporated a wholly owned subsidiary named Nantawa Resources Inc., in Yukon, Canada.

Note 10 – Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through April 12, 2010, which is the date these consolidated financial statements were issued.

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

February 10, 2010: Guinness completes a private placement which raised sufficient capital for the first stage of the Nantawa Project. The financing raised aggregate proceeds of US$1,500,000 and was comprised a unit (‘Unit’) sale by Guinness of 1,875,000 Units priced at US$0.80 per Unit for one share of common stock in the capital of Guinness (each, a "Share"); and one common share purchase warrant (each a “Warrant”) subject to adjustment for stock splits, or stock dividends.  Each whole Warrant is non-transferable and entitles the holder to purchase one common share of Guinness (each, a “Warrant Share”), as presently constituted, for a period of twenty four months beginning February 10, 2010 at a price per Warrant Share of US$2.00. These Units are being issued pursuant to Regulation S of the Securities Act of 1933, as amended and the Company did not engage in any general solicitation or advertising regarding this Unit offering.

March 3, 2010: Guinness completes the first of two US$471,934 (Cdn$500,000) payments required to acquire its initial 65% interest in the Nantawa Project. The first payment under the Nantawa Agreement was scheduled for May 30, 2010 and was completed ahead of schedule.

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

Figure 1:   Location of the Mount Nansen Property and the Tawa Property
(Modified from Denhom, et. al., 2000)

CANADA
MAP AREA
YUKON
NW TERRITORIES
B.C.
ALB.
SASK.
MAN.
ONTARIO
QUEBEC
NFLD
NB
142°
138°
134°
130°
126°
68°
66°
64°
62°
60°
Inuvik
YUKON
NORTHWEST TERRITORIES
Dawson
KENO HILL
Keno Hill
Mayo
KLONDIKE HWY
Yukon R.
MACTUNG
TOM JACKSON
HOWARD PASS
FREEGOLD
ANVIL
Carmacks
Ross River
Mount Nansen and Tawa Properties
WELLGREEN
KETZA
Haines Junction
KLUANE NATIONAL PARK
WHITEHORSE
CARCROSS
Carcross
ALASKA HWY
Watson Lake
MIDWAY
Skagway
ALASKA
BRITISH COLUMBIA
0 50 100 150 200
Km
* From feasibility study by BYG Natural Resources Inc. November 1994

Location of the Mount Nansen and Tawa Properties

Source: Denholm et al, 2000

Figure 2:   Road access in the Mount Nansen and Tawa properties
(Modified from Eaton and Archer, 1989 and Stroshein, 2007a)

* Map source: Eaton and Archer, 1989
Feldspar Porphyry Stocks
0 5 10
SCALE (Km)
N
* Map source: Stroshein, 2007a
Dawson
MAP AREA
Carmacks
Whitehorse
Big Creek Fault
Mount Freegold
Mount Freegold Road
To Dawson
Mount Nansen
Mount Nansen Porphyry
Brown McDade
Webber Flex Huestis Veins
Mill
Mount Nansen Road
Carmacks
To Whitehorse
62° 00'
136° 45'
KLAZA
BRX
GOULTER
Creek
Creek
Victoria
Nansen
ORLOFF KING
WEBBER
FLEX
DICKSON
HUESTIS
MILL
BROWN-McDADE
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

Figure 4:   Glaciation, Dawson Range, Yukon Territory

Results of Operations for the Three and Nine Month Periods Ended February 28, 2010 and February 28, 2009 and the Exploration Stage Period from July 15, 2005 to February 28, 2010

Revenues
Since inception we have earned $nil in revenues.

Our operating expenses are classified into six categories:

-  Exploration property purchases
-  Exploration expenses
-  Professional fees
-  Administrative expenses
-  Investor relations
-  Impairment losses on mineral properties

Exploration property purchases
Exploration property purchases include costs for mineral property claims and/or license which have not been capitalized. Presently these include the purchase costs for the Nantawa Project. For the three and nine month periods ended February 28, 2010, exploration property purchases totaled $951 and $951 compared to $nil and $nil for the three and nine month periods ended February 28, 2009, respectively.  During the period from July 15, 2005 (inception) to February 28, 2010 (the “Exploration Stage Period”), exploration property purchases totaled $951. We expect exploration property purchases expenses to increase substantially in the future as we implement our strategic plans.

Exploration Expenses
Exploration Expenses were $6,774 and $6,774 versus $nil and $nil respectively for the three and nine month periods ended February 28, 2010 versus February 28, 2009. Exploration expenses for the Exploration Stage totaled $6,774. During the three months ended February 28, 2010, exploration expenses related to geological consulting fees. We expect exploration expenses to increase substantially during the coming quarters as we implement our strategic plans.

Professional Fees
Professional fees were $48,463 and $62,214 for the three and nine month periods ended February 28, 2010, compared with $2,275 and $13,467 for the three and nine month periods ended February 28, 2009, respectively.  During the Exploration Stage Period professional fees totaled $141,178. During the current period professional fees were composed of management fees for our CEO, director fees, legal, auditor and accounting fees. In the coming quarter, we project professional fees will remain at current levels.

Administrative Expenses
Administrative expenses were $8,244 and 11,066 for the three and nine month periods ended February 28, 2010, compared with $909 and $3,453 for the three and nine month periods ended February 28, 2009, respectively.  During the Exploration Stage Period administrative expenses totaled $24,379. During the current period administrative fees were primarily composed of office expenses and filing fees related to our SEC filings. We expect administrative fees to increase substantially during the coming quarters as we implement our strategic plans.

Investor Relations
Investor Relations expenses comprise costs for press releases, maintenance of the Company’s website and other investor information initiatives. During the three and nine month periods ended February 28, 2010 versus February 28, 2009, these expenses totaled $25,100 and $26,530 compared with $nil and $nil respectively. For the Exploration Stage Period, Investor Relations expenses totaled $26,530. We anticipate Investor Relations expenses will increase substantially during the coming quarters as we continue our efforts to raise further capital and keep current investors informed of Company developments.

Impairment Losses on Mineral Properties
During the period ended February 28, 2010, the Company formalized its debt to ETPI by signing a promissory note in the amount of $943,868 plus share payments. To account for this event, $1,005,668 was entered as a mineral property asset, with a corresponding accounts payable entry. Additionally, to conform with the standards of SEC Industry Guide 7 pertaining to the classification of the mineral properties as assets, an impairment charge of $1,005,668 was entered against this asset because sufficient geological work had not yet been performed to meet the current Industry Guide 7 standards.

On April 6, 2006 we purchased a uranium property in Saskatchewan, Canada and on July 17, 2008 determined not to proceed with this property and formally abandoned the project. This abandonment is recorded in our financial statements as an Asset Impairment and totaled $15,985 and is included in the total loss for the Exploration Stage Period.

Net Loss
We incurred net losses of $(1,096,370) and $(1,116,558) for the three and nine month periods ended February 28, 2010 compared with net losses of $(4,137) and $(19,360) for the three and nine month periods ended February 28, 2009. During the Exploration Stage Period net losses totaled $(1,229,502).

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

Liquidity and Capital Resources

Since the date of our incorporation, we have raised cash of $1,553,500 though private placements of our common shares. As of February 28, 2010 we had cash on hand of $833,427 and prepaid expenses of $27,972. We project we will need to raise substantial additional funds during the coming twelve months to implement our strategic plans. To meet these requirements we expect we will need to complete shares issuances and/or negotiate debt arrangements. With respect to our basic operating requirements, we expect we have sufficient resources to meet our requirements over the coming twelve months.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

EXCHANGE RATE FLUCTUATION RISK

Our reporting currency is United States Dollars (“USD”). Our transactions are primarily conducted in USD but also include transactions in other currencies most particularly the Canadian dollar. Foreign currency rate fluctuations may have a material impact on the Company’s financial reporting. These fluctuations may have positive or negative impacts on the results of operations of the Company.

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

As of February 28, 2010, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the criteria established by COSO management concluded that the Company's internal control over financial reporting was not effective as of February 28, 2010, as a result of the identification of the material weaknesses described below.

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

Changes in Internal Control over Financial Reporting

During the third quarter of the Company’s fiscal year ended May 31, 2010, no material changes were made to the Company’s internal control over financial reporting

Remediation Plan

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

LIQUIDITY AND CAPITAL RESOURCES ARE UNCERTAIN.

For the three months ended February 28, 2010, the Company had a Net Loss of $(1,096,370) and during the nine months ended February 28, 2010, the Net Loss of the Company totaled $(1,116,558). The Company may need to raise additional capital by way of an offering of equity securities, an offering of debt securities, or by obtaining financing through a bank or other entity. The Company has not established a limit as to the amount of debt it may incur nor has it adopted a ratio of its equity to debt allowance. If the Company needs to obtain additional financing, there is no assurance that financing will be available from any source, that it will be available on terms acceptable to us, or that any future offering of securities will be successful. If additional funds are raised through the issuance of equity securities, there may be a significant dilution in the value of the Company’s outstanding common stock. The Company could suffer adverse consequences if it is unable to obtain additional capital which would cast substantial doubt on its ability to continue its operations and growth.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 19, 2009, the Company entered a Mineral Claim Purchase and Sale Agreement (the ‘Nantawa Agreement’) with Eagle Trail Properties Inc. (‘ETPI’). The price for this property asset included payment of 60,000,000 restricted common shares of Guinness valued at US$0.00103 per share for a total share value of US$61,800. On December 24, 2009, 60,000,000 restricted common shares were issued and delivered to ETPI.

On February 10, 2010 Guinness completed a private placement which raised sufficient capital for the first stage of the Nantawa Project. The financing raised aggregate proceeds of US$1,500,000 and was comprised a unit (‘Unit’) sale by Guinness of 1,875,000 Units priced at US$0.80 per Unit for one share of common stock in the capital of Guinness (each, a "Share"); and one common share purchase warrant (each a “Warrant”) subject to adjustment.  Each whole Warrant is non-transferable and entitles the holder to purchase one common share of Guinness (each, a “Warrant Share”), as presently constituted, for a period of twenty four months beginning February 10, 2010 at a price per Warrant Share of US$2.00. These Units are being issued pursuant to Regulation S of the Securities Act of 1933, as amended (“Regulation S”) and Guinness did not engage in any general solicitation or advertising regarding this Unit offering.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

The Company has no senior securities outstanding.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the prior quarter ended November 30, 2009, the Company submitted to a vote of the Company's security holders a proposal to increase the authorized common shares limit of the Company from 75,000,000 to 500,000,000 and add authorization for issuance of up to 100,000,000 preferred shares, par value $0.001, for which the Board of Directors may fix and determine the designations, rights, preferences or other variation to each class or series within each class of preferred shares. Shareholder approval for this change was received November 26, 2009 and a Definitive 14C was filed with the Securities Exchange Commission on December 9, 2009.

ITEM 5.   OTHER INFORMATION

(a)   During the quarter there was no information which would have been required to be filed via a report on Form 8-K which was not filed as such.

(b)   During the quarter there were no material changes to the procedures by which security holders may recommend nominees to the registrant’s board of directors.

ITEM 6.   EXHIBITS

EXHIBIT INDEX

Number	Exhibit Description

3.1	Articles of Incorporation(4)
3.2	Certificate of Amendment of Articles of Incorporation(4)
3.3	Bylaws(4)
10.1	Nantawa Material Definitive Agreement(2)
10.2	Amendment to the Nantawa Agreement dated February 4, 2010(3)
10.3	Promissory Note(3)
14.1	Code of Ethics(1)
31.1	Certificate of President (chief executive officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Financial Officer (principal financial officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of President (chief executive officer) and Treasurer (principal financial officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Filed as an exhibit to our registration statement on Form SB-2 filed December 27, 2006 and incorporated herein by this reference
(2) Filed as an exhibit to a Current Report on Form 8-K filed November 20, 2009 and incorporated herein by this reference
(3) Filed as an exhibit to a Current Report on Form 8-K filed April 9, 2010 and incorporated herein by this reference

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUINNESS EXPLORATION, INC.

/s/ Alastair Brown
Alastair Brown
President & CEO, CFO

Dated: April 12, 2010