Form 10-K
period 2010-05-31
Guinness Exploration, Inc
filed 2010-09-14
CIK 1373024

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________

FORM 10-K
____________________________

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ to _______________

Commission File # 000-53375

GUINNESS EXPLORATION, INC.
(Exact name of small business issuer as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

98-0465540
(IRS Employer Identification Number)

P.O. Box 1910 – Level 7 Anzac House
181 Willis Street, Wellington, New Zealand 6140
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):   Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:

Based on the closing price on September 13, 2010 of $0.34, the aggregate market value of the 95,325,000 common shares held by non-affiliates was $32,410,500.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 134,325,000 Common shares were outstanding as of September 13, 2010.

Documents incorporated by reference:  None.

ii

iii

PART I

ITEM 1.       DESCRIPTION OF BUSINESS

This current report on Form 10-K contains forward-looking statements as that term is defined in section 27A of the United States Securities Act of 1933, as amended, and section 21E of the United States Securities Exchange Act of 1934, as amended.  These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "intends", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", ‘targets”, or "continue" or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" included in this report, which may cause our or our industry's actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements, including, but not limited to, certain delays beyond the company's control with respect to mining operations, changes in the worldwide price of gold, silver, or certain other commodities; legislative, political or economic developments in the jurisdictions in which the Company carries on business; operating or technical difficulties in connection with mining or development activities; employee relations; contests over title to properties; and the risks involved in the exploration, development and mining business.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results and the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise, except as required by applicable law.

Unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common shares" refer to the common shares in our capital stock.

OVERVIEW

Guinness Exploration, Inc. was incorporated in the State of Nevada on July 15, 2005 and incorporated its subsidiary, Nantawa Resources Inc., in Yukon, Canada on November 6, 2009. Guinness Exploration Inc. trades on the OTC-BB under the symbol GNXP. As used in this Report on Form 10-K and unless otherwise indicated, the terms "we", "us", "our", “Company”, and “Guinness” mean collectively Guinness Exploration, Inc., a Nevada corporation, and its wholly owned subsidiary, Nantawa Resources Inc., a Yukon corporation, unless otherwise indicated.

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

Our current operational focus is to conduct exploration activities on the Nantawa Project and to complete the terms of the Nantawa Agreement as described in Item 2 - Properties in this Report.

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

ITEM 1A.    RISK FACTORS

The following risk factors should be considered in connection with an evaluation of the business of our business:

In addition to other information in this current report, the following risk factors should be carefully considered in evaluating our business because such factors may have a significant impact on our business, operating results, liquidity and financial condition.  As a result of the risk factors set forth below, actual results could differ materially from those projected in any forward-looking statements.  Additional risks and uncertainties not presently known to us, or that we currently consider to be immaterial, may also impact our business, operating results, liquidity and financial condition.  If any such risks occur, our business, operating results, liquidity and financial condition could be materially affected in an adverse manner. Under such circumstances, the trading price of our securities could decline, and you may lose all or part of your investment.

Risks Associated With Mining

Mineral exploration and development activities are speculative in nature

Resource exploration and development is a speculative business, characterized by a number of significant risks including, among other things, unprofitable efforts resulting not only from the failure to discover mineral deposits but from finding mineral deposits which, though present, are insufficient in quantity and quality to return a profit from production. The marketability of minerals acquired or discovered by our company may be affected by numerous factors which are beyond our control and which cannot be accurately predicted, such as market fluctuations, the proximity and capacity of milling facilities, mineral markets and processing equipment and such other factors as government regulations, including regulations relating to royalties, allowable production, importing and exporting of minerals and environmental protection, the combination of which factors may result in our company not receiving an adequate return of investment capital.

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

All of our properties are in the exploration stage. There is no assurance that we can establish the existence of any mineral resource on any of our properties in commercially exploitable quantities. Until we can do so, we cannot earn any revenues from operations and if we do not do so we will lose all of the funds that we expend on exploration. If we do not discover any mineral resource in a commercially exploitable quantity, our business could fail.

Despite exploration work on our mineral properties, we have not established that any of them contain any mineral reserve, nor can there be any assurance that we will be able to do so. If we do not, our business could fail.

A mineral reserve is defined by the Securities and Exchange Commission in its Industry Guide 7, which can be viewed at www.sec.gov/divisions/corpfin/forms/industry.htm#secguide7, as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. The probability of an individual prospect ever having a "reserve" that meets the requirements of the Securities and Exchange Commission's Industry Guide 7 is extremely remote; in all probability our mineral resource property does not contain any 'reserve' and any funds that we spend on exploration will probably be lost.

Even if we do eventually discover a mineral reserve on one or more of our properties, there can be no assurance that we will be able to develop our properties into producing mines and extract those resources. Both mineral exploration and development involve a high degree of risk and few properties which are explored are ultimately developed into producing mines.

The commercial viability of an established mineral deposit will depend on a number of factors including, by way of example, the size, grade and other attributes of the mineral deposit, the proximity of the resource to infrastructure such as a smelter, roads and a point for shipping, government regulation and market prices. Most of these factors will be beyond our control, and any of them could increase costs and make extraction of any identified mineral resource unprofitable.

Mineral operations are subject to applicable law and government regulation. Even if we discover a mineral resource in a commercially exploitable quantity, these laws and regulations could restrict or prohibit the exploitation of that mineral resource. If we cannot exploit any mineral resource that we might discover on our properties, our business may fail.

Both mineral exploration and extraction require permits from various foreign, federal, state, provincial and local governmental authorities and are governed by laws and regulations, including those with respect to prospecting, mine development, mineral production, transport, export, taxation, labour standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety and other matters. There can be no assurance that we will be able to obtain or maintain any of the permits required for the continued exploration of our mineral properties or for the construction and operation of a mine on our properties at economically viable costs. If we cannot accomplish these objectives, our business could fail.

We believe that we are in compliance with all material laws and regulations that currently apply to our activities but there can be no assurance that we can continue to remain in compliance. Current laws and regulations could be amended and we might not be able to comply with them, as amended. Further, there can be no assurance that we will be able to obtain or maintain all permits necessary for our future operations, or that we will be able to obtain them on reasonable terms. To the extent such approvals are required and are not obtained, we may be delayed or prohibited from proceeding with planned exploration or development of our mineral properties.

If we establish the existence of a mineral resource on any of our properties in a commercially exploitable quantity, we will require additional capital in order to develop the property into a producing mine. If we cannot raise this additional capital, we will not be able to exploit the resource, and our business could fail.

If we do discover mineral resources in commercially exploitable quantities on any of our properties, we will be required to expend substantial sums of money to establish the extent of the resource, develop processes to extract it and develop extraction and processing facilities and infrastructure. Although we may derive substantial benefits from the discovery of a major deposit, there can be no assurance that such a resource will be large enough to justify commercial operations, nor can there be any assurance that we will be able to raise the funds required for development on a timely basis. If we cannot raise the necessary capital or complete the necessary facilities and infrastructure, our business may fail.

Mineral exploration and development is subject to extraordinary operating risks. We do not currently insure against these risks. In the event of a cave-in or similar occurrence, our liability may exceed our resources, which would have an adverse impact on our company.

Mineral exploration, development and production involves many risks which even a combination of experience, knowledge and careful evaluation may not be able to overcome. Our operations will be subject to all the hazards and risks inherent in the exploration for mineral resources and, if we discover a mineral resource in commercially exploitable quantity, our operations could be subject to all of the hazards and risks inherent in the development and production of resources, including liability for pollution, cave-ins or similar hazards against which we cannot insure or against which we may elect not to insure. Any such event could result in work stoppages and damage to property, including damage to the environment. We do not currently maintain any insurance coverage against these operating hazards. The payment of any liabilities that arise from any such occurrence would have a material adverse impact on our company.

Mineral prices are subject to dramatic and unpredictable fluctuations.

We expect to derive revenues, if any, either from the sale of our mineral resource properties or from the extraction and sale of precious and base metals such as gold, silver and copper. The price of those commodities has fluctuated widely in recent years, and is affected by numerous factors beyond our control, including international, economic and political trends, expectations of inflation, currency exchange fluctuations, interest rates, global or regional consumptive patterns, speculative activities and increased production due to new extraction developments and improved extraction and production methods. The effect of these factors on the price of precious and base metals, and therefore the economic viability of any of our exploration properties and projects, cannot accurately be predicted.

The mining industry is highly competitive and there is no assurance that we will continue to be successful in acquiring mineral claims. If we cannot continue to acquire properties to explore for mineral resources, we may be required to reduce or cease operations.

The mineral exploration, development, and production industry is largely un-integrated. We compete with other exploration companies looking for mineral resource properties. While we compete with other exploration companies in the effort to locate and acquire mineral resource properties, we will not compete with them for the removal or sales of mineral products from our properties if we should eventually discover the presence of them in quantities sufficient to make production economically feasible. Readily available markets exist worldwide for the sale of mineral products. Therefore, we will likely be able to sell any mineral products that we identify and produce.

In identifying and acquiring mineral resource properties, we compete with many companies possessing greater financial resources and technical facilities. This competition could adversely affect our ability to acquire suitable prospects for exploration in the future. Accordingly, there can be no assurance that we will acquire any interest in additional mineral resource properties that might yield reserves or result in commercial mining operations.

Risks Related To Our Company

We have a limited operating history on which to base an evaluation of our business and prospects.

We have been in the business of exploring mineral resource properties since July 15, 2005 and we have not yet located any mineral reserve. As a result, we have never had any revenues from our operations. In addition, our operating history has been restricted to the acquisition and exploration of our mineral properties and this does not provide a meaningful basis for an evaluation of our prospects if we ever determine that we have a mineral reserve and commence the construction and operation of a mine. We have no way to evaluate the likelihood of whether our mineral properties contain any mineral reserve or, if they do that we will be able to build or operate a mine successfully. We anticipate that we will continue to incur operating costs without realizing any revenues during the period when we are exploring our properties. We therefore expect to continue to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from mining operations and any dispositions of our properties, we will not be able to earn profits or continue operations. At this early stage of our operation, we also expect to face the risks, uncertainties, expenses and difficulties frequently encountered by companies at the start up stage of their business development. We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition. There is no history upon which to base any assumption as to the likelihood that we will prove successful and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

Our activities will be subject to environmental and other industry regulations which could have an adverse effect on our financial condition

Our company's activities are subject to environmental regulations promulgated by government agencies from time to time. Environmental legislation generally provides for restrictions and prohibitions on spills, releases or emissions of various substances produced in association with certain mining industry operations, such as seepage from tailing disposal areas, which would result in environmental pollution. A breach of such legislation may result in imposition of fines and penalties. In addition, certain types of operations require the submission and approval of environmental impact assessments. Environmental legislation is evolving in a manner which means stricter standards and enforcement, fines and penalties for non-compliance are more stringent. Environmental assessments of proposed projects carry a heightened degree of responsibility for companies and directors, officers and employees. The cost of compliance with changes in governmental regulations could have an adverse effect on the financial condition of our company.

The operations of our company include exploration and development activities and commencement of production on our properties, which requires permits from various federal, state, provincial and local governmental authorities and such operations are and will be governed by laws and regulations governing prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety and other matters. Companies engaged in the development and operation of mines and related facilities generally experience increased costs and delays in production and other schedules as a result of the need to comply with applicable laws, regulations and permits.

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

The fact that we have not earned any operating revenues since our incorporation raises substantial doubt about our ability to continue to explore our mineral properties as a going concern.

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on one or more of our mineral properties and we build and operate a mine. At May 31, 2010, we had cash in the amount of $973,227 and net working capital of $605,692. We incurred a net loss of $(1,396,663) for the twelve month period ended May 31, 2010 and a net loss of $(1,509,607) since inception on July 15, 2005. We estimate our average monthly operating expenses to be approximately $130,000 to $175,000, including mineral property costs, management services and administrative costs. Should the results of our planned exploration require us to increase our current operating budget, we may have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully explore and develop our mineral properties, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity securities and shareholder loans, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral properties, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

These circumstances have lead our independent registered public accounting firm, in their report included in this Form 10-K, to comment about our company’s ability to continue as a going concern. Management has plans to seek additional capital through private placements and/or public offerings of its capital stock. These conditions raise substantial doubt about our company’s ability to continue as a going concern. Although there are no assurances that management’s plans will be realized, management believes that our company will be able to continue operations in the future. Our consolidated financial statements do not include any adjustments relating to the recoverability and potential classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event our company cannot continue in existence. We continue to experience net operating losses.

We currently rely on certain key individuals and the loss of one of these key individuals could have an adverse effect on the Company

Our success depends to a certain degree upon certain key members of our management. These individuals are a significant factor in the our growth and success. The loss of the service of members of the management and advisory board could have a material adverse effect on our company. In particular, the success of our company is highly dependent upon the efforts of our either our President & CEO or our Chief Geologist, the loss of whose services would have a material adverse effect on the success and development of our company. Additionally, we do not anticipate having key man insurance in place in respect of our directors and senior officers in the foreseeable future.

We require substantial funds merely to determine whether commercial precious metal deposits exist on our properties

Any potential development and production of our exploration properties depends upon the results of exploration programs and/or feasibility studies and the recommendations of duly qualified engineers and geologists. Such programs require substantial additional funds. Any decision to further expand our operations on these exploration properties is anticipated to involve consideration and evaluation of several significant factors including, but not limited to:

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

Risks Associated with Our Common Stock

Trading on the OTC Bulletin Board may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Our common stock is quoted on the Over-The-Counter Bulletin Board service of the Financial Industry Regulatory Authority. Trading in stock quoted on the Over-The-Counter Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the Over-The-Counter Bulletin Board is not a stock exchange, and trading of securities on the Over-The-Counter Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like NASDAQ, or a stock exchange like Amex. Accordingly, shareholders may have difficulty reselling any of their shares.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations and FINRA’s sales practice requirements, which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the Financial Industry Regulatory Authority believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The Financial Industry Regulatory Authority ’ requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

Other Risks

Trends, Risks and Uncertainties

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our common stock.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.       PROPERTIES

Executive Offices

Our executive, administrative, and operating offices is located at Level 7 Anzac House 181 Willis Street, Wellington, New Zealand 6140. We lease approximately 250 square feet at a cost of $500 per month. We believe these facilities are adequate for our current needs and that alternate facilities on similar terms would be readily available if needed.

Mineral Properties

We hold or have the rights to acquire the Nantawa Project.

Nantawa Project

The Nantawa Project is situated in the prolific Tintina Gold Belt, a 1,200 km long area extending from northern British Columbia, through the Yukon Territory and into southwest Alaska. The Tintina Gold Belt includes such world-class, multi-million ounce gold deposits as Pogo, Fort Knox, True North, and Donlin Creek. A detailed description of the region and properties is as follows:

Exploration properties description and location

The Mount Nansen property and the Tawa property (collectively the ‘Nantawa Project’) are located in the Whitehorse Mining District on NTS map sheet 105I-03 (Figures 1 and 3). The main claim block is highly irregular (Figure 3). The complete claim group includes 203 full or fractional quartz mineral claims (Table 1). Total size of the claim group is 3,136.43 square hectares. Most of the claims are contiguous except for the two medium size non-contiguous blocks that are called Tawa property (Figure 3). The central block of the contiguous claims, Mount Nansen Property (Figure 3), is some 185 km NNW of Whitehorse. The Mount Nansen claim group measure 8.7 km in the NS direction and 5.1 km in the EW direction. The approximate geographical location of the Mount Nansen claim block is shown in Table 2.

Tawa Claims Lapse

As reported on a current report on Form 8-K on May 11, 2010, in May, 2010 the Company was advised that the Tawa Claims portion of the Nantawa Project had lapsed. The Company has had discussions with the Yukon Department of Energy, Mines and Resources with respect to a potential reinstatement of the claims upon the filing of the assessment performed in 2009 on the property or other qualifying reports and is awaiting a determination in this matter. The Tawa Claims cover approximately 8.74 square kilometers and comprise approximately 28% of the total claims held by the Company. Discussions with the Yukon Department of Energy, Mines and Resources were ongoing at the time of filing of this report on Form 10-K.

Figure 1:   Location of the Mount Nansen Property and the Tawa Property
(Modified from Denhom, et. al., 2000)

142°
138°
134°
130°
126°
68°
66°
64°
62°
60°
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
Mount Nansen
Mount Nansen Porphyry
Mount Nansen Road
Carmacks
Brown McDade
Webber Flex Huestis Veins
Mill
To Whitehorse
62° 00'
136° 45'
KLAZA
BRX
GOULTER
Creek
ORLOFF KING
WEBBER
FLEX
HUESTIS
DICKSON
MILL
BROWN-McDADE
Creek
Victoria
Nansen
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

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the year ended May 31, 2010, no matters were submitted to a vote of the Company's security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company’s shares were cleared for trading by the Financial Industry Regulatory Authority (‘FINRA’) on November 8, 2007 under the symbol “GNXP”. Our common shares are quoted on the Over-the-Counter Bulletin Board (‘OTC-BB’) and the following table sets forth the range of high and low bid quotations, obtained from www.finance.yahoo.com, for our common stock as reported each of the periods indicated. The market for our shares is limited, volatile and sporadic. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

National Association of Securities Dealers OTC Bulletin Board(1) Quotes
Quarter Ended	High Trade			Low Trade			Closing Trade

November 30, 2007	$	n/a	(2)	$	n/a	(2)	$	n/a	(2)
February 28, 2008		n/a	(2)		n/a	(2)		n/a	(2)
May 31, 2008		n/a	(2)		n/a	(2)		n/a	(2)

August 31, 2008	$	n/a	(2)	$	n/a	(2)	$	n/a	(2)
November 30, 2008		n/a	(2)		n/a	(2)		n/a	(2)
February 28, 2009		n/a	(2)		n/a	(2)		n/a	(2)
May 31, 2009		n/a	(2)		n/a	(2)		n/a	(2)

August 31, 2009	$	n/a	(2)	$	n/a	(2)	$	n/a	(2)
November 30, 2009		0.70			0.50			0.65
February 28, 2010		1.30			0.40			1.05
May 31, 2010		1.25			0.46			0.59

Notes:
(1)	Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.
(2)	No trades occurred during this period.

Our common shares are issued in registered form.  The registrar and transfer agent for our common shares is: Empire Stock Transfer Inc., 1859 Whitney Mesa Dr., Henderson, NV, USA 89014, Tel: 702.818.5898, Fax: 702.974.1444, email: www.empirestock.com

Shareholders

As of May 31, 2010, the Company had 3 shareholders of its common shares.

Dividend Policy

There are no restrictions that would limit the Company from paying dividends. We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Securities Authorized for Issuance Under Equity Compensation Plans

During the most recent fiscal year ended, the Company did not have any compensation plans nor individual compensation arrangements under which it might authorize the issuance of equity securities, options, or registration rights to employees or non-employees in exchange for consideration in the form of goods or services.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the fiscal year ended May 31, 2010.

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

Recent Sales of Unregistered Securities

During the year ended May 31, 2010, unregistered securities included:

On December 29, 2009 to fulfill a Nantawa Agreement payment term, the Company issued 60,000,000 restricted shares of its common stock valued at US$0.00103 per share to Eagle Trail Properties, Inc. representing aggregate proceeds of US$61,800. These shares were issued pursuant to Regulation S of the Securities Act of 1933, as amended. These shares were issued pursuant to Regulation S of the Securities Act of 1933, as amended and the Company did not engage in any general solicitation or advertising regarding these shares.

On February 10, 2010 the Company completed a Unit offering which raised aggregate proceeds of US$1,500,000 and was comprised a unit (‘Unit’) sale by Guinness of 1,875,000 Units priced at US$0.80 per Unit for one share of common stock in the capital of Guinness (each, a "Share"); and one common share purchase warrant (each a “Warrant”) subject to adjustment.  The US$0.80 per Unit value was allocated US$0.77 to the common stock (closing price of the Company’s stock on the date the agreement was executed, January 26, 2010) and US$0.03 to the share purchase warrant. Each whole Warrant is non-transferable and entitles the holder to purchase one common share of Guinness (each, a “Warrant Share”), as presently constituted, for a period of twenty four months beginning February 10, 2010 at a price per Warrant Share of US$2.00. These Units are being issued pursuant to Regulation S of the Securities Act of 1933, as amended (“Regulation S”) and Guinness did not engage in any general solicitation or advertising regarding this Unit offering.

On May 10, 2010 the Company completed a Unit offering which raised aggregate proceeds of US$500,000 and was comprised a unit (‘Unit’) sale by Guinness of 625,000 Units priced at US$0.80 per Unit for one share of common stock in the capital of Guinness (each, a "Share"); and one common share purchase warrant (each a “Warrant”) subject to adjustment.  The US$0.80 per Unit value was allocated US$0.75 to the common stock (closing price of the Company’s stock on the date the agreement was executed, April 22, 2010) and US$0.05 to the share purchase warrant. Each whole Warrant is non-transferable and entitles the holder to purchase one common share of Guinness (each, a “Warrant Share”), as presently constituted, for a period of twenty four months beginning May 10, 2010 at a price per Warrant Share of US$2.00. These Units are being issued pursuant to Regulation S of the Securities Act of 1933, as amended (“Regulation S”) and Guinness did not engage in any general solicitation or advertising regarding this Unit offering.

ITEM 6.       SELECTED FINANCIAL DATA

	Fiscal 2010	Fiscal 2009	Fiscal 2008	Fiscal 2007	Fiscal 2006
	$	$	$	$	$
Operating Revenue:
Quarter I - Three Months to August 31	-	-	-	-	-
Quarter II - Three Months to November 30	-	-	-	-	-
Quarter III- Three Months to February 28	-	-	-	-	-
Full Year – Twelve Months to May 31	-	-	-	-	-

Net Income/(Loss):
Quarter I - Three Months to August 31	(7,553)	(6,619)	(8,011)	(1,855)	(692)
Quarter II - Three Months to November 30	(12,635)	(8,604)	(3,309)	(5,025)	(135)
Quarter III- Three Months to February 28	(1,096,370)	(4,137)	(2,517)	(20,807)	(10)
Full Year – Twelve Months to May 31	(1,396,663)	(23,112)	(37,913)	(51,071)	(848)

Net Earnings/(Loss) per share:
Quarter I - Three Months to August 31	Nil	Nil	Nil	Nil	Nil
Quarter II - Three Months to November 30	Nil	Nil	Nil	Nil	Nil
Quarter III- Three Months to February 28	(0.01)	Nil	Nil	Nil	Nil
Full Year – Twelve Months to May 31	(0.01)	Nil	Nil	Nil	Nil

Cash:
Quarter I - Three Months to August 31	13,955	185	523	31,196	-
Quarter II - Three Months to November 30	4093	32,652	3,360	17,656	-
Quarter III- Three Months to February 28	833,427	23,400	2,263	6,670	53,500
Full Year – Twelve Months to May 31	973,227	20,638	9,503	6,407	32,515

Total assets:
Quarter I - Three Months to August 31	20,375	1,964	16,508	52,181	-
Quarter II - Three Months to November 30	10674	37,002	19,526	46,641	-
Quarter III- Three Months to February 28	861,399	29,649	18,248	26,480	53,500
Full Year – Twelve Months to May 31	1,164,953	26,841	10,618	22,706	53,500

Total stockholders’ equity (deficit):
Quarter I - Three Months to August 31	(66,998)	(42,951)	(6,430)	50,798	(692)
Quarter II - Three Months to November 30	(79632)	(51,555)	(6,852)	45,772	(827)
Quarter III- Three Months to February 28	385,798	(55,692)	(9,369)	24,966	52,602
Full Year – Twelve Months to May 31	605,692	(59,444)	(36,332)	1,581	52,652

Total liabilities and stockholders’ equity (deficit):
Quarter I - Three Months to August 31	20,375	1,964	16,508	52,181	-
Quarter II - Three Months to November 30	10,674	37,002	19,526	46,641	-
Quarter III- Three Months to February 28	861,399	29,649	18,248	26,480	53,500
Full Year – Twelve Months to May 31	1,164,953	26,841	10,618	22,706	53,500

Cash dividends per share:
Quarter I - Three Months to August 31	-	-	-	-	-
Quarter II - Three Months to November 30	-	-	-	-	-
Quarter III- Three Months to February 28	-	-	-	-	-
Full Year – Twelve Months to May 31	-	-	-	-	-

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

Operational Developments

●
On October 19, 2009 Mr. Alastair Brown purchased a control position in Guinness Exploration and began a new strategic course for the Company. For the past five years, and presently, Mr. Brown has been the Sales Director of Conrad Properties Inc., a large scale residential property developer in New Zealand. From 1986 to 1990, Mr. Brown attended the University of Auckland, New Zealand where he received his Bachelor of Commerce degree in 1990. From 1990 to 2005, Mr. Brown had a successful business career in a variety of large property developments in New Zealand and Australia. In 2005, Mr. Brown moved operations to London, UK where he raised equity for mixed use property projects in the United States, and in 2009 moved back to New Zealand to focus on management of a 280 residential unit project for Conrad Properties in Wellington, New Zealand.

Mr. Brown has extensive professional experience in the field of large scale international property development and we believe Mr. Brown's considerable organizational, operational and financial skills provide the basis to implement our plans for mineral exploration and development. During the year ended May 31, 2010 and to current date, Mr. Brown has assembled and is managing a skilled team of mining industry professionals for exploration of the Nantawa Project in Yukon, Canada.

●	On November 19, 2010, and as amended on February 4, 2010, we entered into an agreement with ETPI to acquire certain mineral property interests known as the Nantawa Project.

To date, we have paid $471,934 and issued 60,000,000 restricted shares of our common stock to ETPI. A second payment of $471,934 is due to ETPI on, or before, November 30, 2010 and represents the final payment required in order for our company to earn a 65% interest in the Nantawa Project. The Nantawa Agreement also includes an Option for our company to increase its ownership in the Nantawa Project by 35%. To fulfill the terms of the Option and earn an additional 35% interest in the Nantawa Project from ETPI, we made a deposit to ETPI of  $951 on December 1, 2009 and have agreed to incur exploration expenditures of: $947,867 prior to October 31, 2010; and $947,867 prior to October 31, 2011; and, from November 19, 2009 keep the Nantawa Project claims in good standing by paying all taxes, assessments and other charges and by doing all other acts and things that may be necessary in that regard.

●
To comply with Yukon law which limits ownership of mineral claims to persons or companies resident in the Yukon, on November 6, 2009 we incorporated a wholly owned Yukon subsidiary named Nantawa Resources Inc. (the “Subsidiary”) and have assigned all interests in the Nantawa Agreement to this Subsidiary.

Business Subsequent to the Acquisition of the Mineral Property Interest

Our current operational focus is to conduct exploration activities on the Nantawa Project and to complete the terms of the Nantawa Agreement.

●
On December 10, 2009, Mr. John Hiner, B.Sc. (geology), M.Sc. (geology), was appointed as our Chief Geologist, Vice President, Secretary and Treasurer. John Hiner has over 35 years of experience in resource exploration and management worldwide. He has managed exploration, acquisition, and development programs for metals and industrial minerals on four continents. His range of experience includes mineral and petroleum exploration, energy minerals, and geothermal energy development. Over the past five years and previously, Mr. Hiner has provided contracted geological services and managed projects from a conceptual exploration stage to positive feasibility and finance level studies on proven deposits in South America, North America, and Africa. As both geologist and manager, Mr. Hiner has held positions of increasing responsibility with a variety of companies, ranging in size from multinational Phillips Petroleum Company to both Canadian and American junior companies and has several years experience in running publicly traded companies.

Mr. Hiner received his B.S., Geology in 1972 from San Diego State University and his M.S., Geology in 1978 from the University of Nevada-Reno, Mackay School of Mines. In addition to being President of Lynden, Washington based geological consulting firm Jehcorp Inc. from 1990 to present, Mr. Hiner’s employment and educational history includes the following: 1973-1974, Michael T. Halbouty Inc. and Occidental Petroleum, Windsor, England and Inverness, Scotland, Well Site Geologist North Sea; 1974-1976, graduate school, Reno Nevada; 1976-1982, Phillips Petroleum Co, Reno, Nevada, Geologist; 1982-1984, Queenstake Resources Inc., Reno, Nevada, Senior Geologist; 1985-1990, Nicor Mineral Ventures-Westmont Gold, Spokane Washington, District Manager; 1990-1992, Westmont Gold Inc., Denver Colorado, Vice President Exploration 1993-2000, Champion Resources Inc., Vancouver, BC, Vice President Exploration; 2003-2007, Geocom Resources Inc. Bellingham WA, President.

Mr. Hiner is also involved in both the mining industry and the community. He belongs to several industry trade organizations comprising a spectrum of energy and mining groups, and is involved in local volunteer activities through church and benevolent organizations. Mr. Hiner has published through the auspices of the Nevada Bureau of Mines and Geology, the Northwest Mining Association, and various trade journals.

●
On December 29, 2009, in fulfillment of one of the payment terms of the Nantawa Agreement, we issued 60,000,000 restricted shares of our common stock at a deemed value of US$0.00103 per share to ETPI representing aggregate proceeds of US$61,800. These shares were issued pursuant to Regulation S of the Securities Act of 1933, as amended.

●
On January 13, 2010, Mr. Nigel Mattison was appointed as a director of our company. Nigel Mattison has a strong background in the governance of national and community based organizations. His breadth of skills includes company directorship, management, accounting and auditing, international sales and marketing, strategic planning, public relations and fund raising. Mr. Mattison’s employment background includes senior positions with: Conrad Properties (2005 to 2010); Kuranda Resort and Spa (2003 to 2005); Russley Hotel, Christchurch (1994 – 2000); Pan Pacific Hotels and Resorts, a subsidiary of the Tokyu Corporation, Japan (1998 to 1992); ITT Sheraton (1982 to 1988); Groote Eylandt Mining Company Australia (which is jointly owned by BHP Billiton and Anglo American Corporation) (1975); Lion Nathan Brewing (1970 to 1975); and property development projects, and communications and marketing consulting engagements (1975 to 2003). Mr. Mattison is a former Board Member of: the New Zealand Tourist Industry Federation (1991 to 1992); the New Zealand Convention Association (1986 to 1989); Tourism Auckland (1989 to 1992 ); New Zealand Football (1998 to 2005); Canterbury Football (1997 to 2000); and the Association of Consumers and Taxpayers New Zealand (1997 to 2001).

●
In January, 2010, we engaged Coast Mountain Geological Alaska LLC (‘Coast Mountain’), a well known geological consulting firm, to assist us in the orderly advancement of the Nantawa Project. The mandate of Coast Mountain is to review the drilling data from 80 previously drilled holes so as to establish near-term exploration targets. During the summer of 2010, Coast Mountain conducted and managed the on-site exploration work at the Nantawa Project.

●
On February 8, 2010, we received a report from Coast Mountain personnel, which was based on pre-existing geological data, which provided several surface geochemistry maps. Based on this data we believe that we have identified gold anomalies and a large copper anomaly near and over the intrusive to the north end of the Nansen block. Mr. Hiner, our Chief Geologist, Vice President, Secretary and Treasurer, reported that these anomalies may be worthy of follow-up and may have established potential gold and a porphyry copper target.

●
On February 10, 2010, we completed a private placement financing which raised aggregate proceeds of US$1,500,000. This offering included 1,875,000 units at a price of US$0.80 per unit, with each unit being comprised of one share of our common stock and one non-transferable common share purchase warrant. Each whole warrant entitles the holder to purchase one additional share of our company’s common stock for a period of twenty four months at a price of US$2.00 per share.

●
On May 10, 2010, we completed a private placement financing which raised aggregate proceeds of US$500,000. This offering included 625,000 units at a price of US$0.80 per unit, with each unit being comprised of one share of our common stock and one non-transferable common share purchase warrant. Each whole warrant entitles the holder to purchase one additional share of our company’s common stock for a period of twenty four months at a price of US$2.00 per share.

●
As reported on a current report on Form 8-K on May 11, 2010, in May, 2010 the Company was advised that the Tawa Claims portion of the Nantawa Project had lapsed. The Company has had discussions with the Yukon Department of Energy, Mines and Resources with respect to a potential reinstatement of the claims upon the filing of the assessment performed in 2009 on the property or other qualifying reports and is awaiting a determination in this matter. The Tawa Claims cover approximately 8.74 square kilometers and comprise approximately 28% of the total claims held by the Company. Discussions with the Yukon Department of Energy, Mines and Resources were ongoing at the time of filing of this report on Form 10-K.

●
During May, 2010, we established facilities at the Nantawa Project in preparation for the summer drilling program with a work team complement of six members . Initial work also included locating old drill holes, trenches and other features which allowed an accurate plan for the summer drill program. Mr. Hiner reported, “We were able to obtain excellent quality air photo coverage flown in 2003, from which a scale stable photo base map (called an ‘Orthophoto’) has been constructed. This Orthophoto is being used for our mapping, trenching, and location of drill sites. This is a highly positive and cost-effective find for us, as the existing topographic maps are not fully updated with some new roads, previous mining work disturbance, and other field changes. Our work is progressing well and we expect to report on the start date of our drilling program soon.”

●
On July 20, 2010 the Company has received its Class 3 permit  for trenching and drilling activities at the Nantawa Project from the Yukon Energy, Mines and Resources licensing authority. Construction of drill pads and mobilization of our drilling crew was undertaken immediately. At this time an accurate differential GPS survey was also completed which our geological team utilized with other survey and previous data to locate all known previous trenches, historic drill holes, and other data pertinent to mineralization on the property. The data was compiled and assembled in a Geological Information System (‘GIS’) database and this provided an accurate definition of the location of previously delineated mineralized zones. Mr. Hiner commented, “Based on our work to date, we have established several gold and silver drill targets and have mapped the exact coordinates for additional trenching and our initial drill program. Trenching is planned to confirm and extend mineralized zones. Confirmation and step out drill holes have also been planned and staked and we’ll initiate drilling once our crew is deployed onsite.”

●
On July 27, 2010 trenching and drilling operations at the Nantawa Project were up and running. President Alastair Brown commented, “The start of drilling and trenching this week mark a major milestone we’ve been working hard to achieve for the last few months. We now have a full drill crew complement working two shifts per day and three geologists are on-site to manage the trenching and drilling program. So far we’ve constructed all the drill pads for the Flex zone, and have completed a substantial amount of reclamation of prior disturbance. We’re also pleased to report we received a positive report from the Yukon Mining Inspector, based on his two visits to the site. Additionally, we’re engaged in a program of site environmental remediation and have done substantial reclamation in the Flex zone, one of our principal mineral targets, during the preparation of our drill pads. The lead time prior to receipt of our permits was not wasted. We worked hard during this time to identify several potentially attractive gold and silver drilling and trenching targets and have mapped out our objectives. This has now allowed us to move quickly to pursue the goals of our summer exploration program.”

●
During August 4th to 7th, 2010, CEO Alastair Brown and Chief Geologist John Hiner conducted a site inspection of the Nantawa Project and Mr. Brown reported, “The purpose of our visit was to conduct an on-site operations inspection, consult with our geological and technical team, and meet with Yukon regulatory officials to ensure we are meeting all Yukon exploration compliance standards. I’m pleased to report positive results in all these three areas. On the operations side, our drilling and trenching operations are working at full capacity and we’re on schedule to meet our aggressive summer exploration goals. I’m also very pleased with the favorable interaction, feedback and advice received during an extensive meeting with several senior officials from the Yukon government agencies responsible or involved in the regulatory aspects of mineral exploration and development in the Territory. Our operations are in full compliance with the Territory’s rigorous environmental standards and our exploration plans have received positive regulatory feedback. In general, we strongly believe that the Nantawa Project is on track to achieve or exceed our exploration objectives this year.”

Chief Geologist John Hiner also commented, “With respect to geological progress, our team anticipates receipt of sampling results as early as mid-September. Visual inspection of drill core retrieved to date has led us to expand our drill targets. So far we’ve drilled 1,238 meters in thirteen core holes. Additionally, we have completed 2,340 meters of trenching, comprising 15 trenches in known targets and newly defined mineral targets.”

●
At the end of August, 2010, the exploration team at the Nantawa Project concluded its work program as the field season came to a close. Samples from the drilling and trenching programs are being analyzed by Acme Analytical Laboratories, Vancouver, Canada.

Results of Operations for the Fiscal Years ended May 31, 2010 and May 31, 2009 and the Exploration Stage Period of July 15, 2005 to May 31, 2010:

Our operating results for the years ended May 31, 2010 and May 31, 2009 and the Exploration Stage Period of July 15, 2005 to May 31, 2010 (the ‘Exploration Stage’) are summarized as follows:

	May 31, 2010	May 31, 2009	Exploration Stage
Revenue	$-	$-	$-
Expenses	$1,396,663	$23,112	$1,509,607
Net Loss	$(1,396,663)	$(23,112	$(1,509,607)

Revenues

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

Expenses

Exploration Expenses
Exploration expenses were $177,415 and $nil for the years ended May 31, 2010 and May 31, 2009, respectively. Exploration expenses for the Exploration Stage totaled $177,415. During the current year period, exploration expenses related to fees paid to our Chief Geologist, fees for geological consulting services, and geological general contractor fees and expenditures. We expect exploration expenses to increase substantially during the next twelve months as we continue with our exploration strategic plan.

Professional Fees
Profession fees were $136,206 and $15,467 for the years ended May 31, 2010 and May 31, 2009, respectively. Professional fees for the Exploration Stage totaled $215,170. During the current year period, professional fees included fees paid to our CEO, Director, and expenses for legal, auditor and accounting fees. In the next twelve months, we project professional fees will increase modestly or remain at current levels.

Administrative Expenses
Administrative expenses were $27,723 and 4,299 for the years ended May 31, 2010 and May 31, 2009, respectively. During the Exploration Stage Period administrative expenses totaled $41,036. During the current period administrative fees were primarily composed of office expenses, bank charges and filing fees related to our SEC filings. We expect administrative fees to see a moderate increase during the coming year as we continue implementation of our strategic plans.

Investor Relations
Investor Relations expenses comprise costs for press releases, maintenance of the Company’s website and other investor information initiatives. During the years ended May 31, 2010 and May 31, 2009, these expenses totaled $46,296 and $nil, respectively. For the Exploration Stage Period, Investor Relations expenses totaled $46,296. We anticipate Investor Relations expenses will increase substantially during the coming year as we continue our efforts to raise further capital and keep investors informed of Company developments.

Impairment Losses on Mineral Properties
During the period ended May 31, 2010, the Company formalized its debt to ETPI by signing a promissory note in the amount of $943,868 plus share payments. To account for this event, $1,005,668 was entered as a mineral property asset, with a corresponding accounts payable entry. Additionally, to conform with generally accepted accounting principles, pertaining to the classification of the mineral properties as assets, an impairment charge of $1,005,668 was entered against this asset based on the Company’s impairment analysis as of May 31, 2010. On April 6, 2006 we purchased a uranium property in Saskatchewan, Canada and on July 17, 2008 determined not to proceed with this property and formally abandoned the project. This abandonment is recorded in our financial statements as an Asset Impairment and totaled $15,985 and is included in the total loss for the Exploration Stage Period of $1,021,653.

Net Loss

We incurred a net loss of $(1,396,663) for the twelve months ended May 31, 2010 compared with a net loss of $(23,112) for the same period ended May 31, 2009. The increase of our net loss during fiscal 2010 was due to the impairment costs during the year ended May 31, 2010 and other expenses related to the start of our strategic exploration initiative.

Liquidity and Capital Resources

Our financial position as at May 31, 2010 and 2009 are as follows:

Net Working Capital

	As at May 31, 2010	As at May 31, 2009

Current Assets	$1,164,953	$26,841
Current Liabilities	559,261	86,285
Net Working Capital (Deficiency)	605,692	(59,444)

Our net working capital increased from a deficiency of $(59,444) at May 31, 2009 to $684,813 at May 31, 2010 as a result of our unit offering private placement initiatives.

Cash Flows

	Year ended May 31, 2010	Year ended May 31, 2009

Net cash (used) by Operating Activities	$(486,191)	$(30,125)
Net cash (used) by Investing Activities	(471,934)	-
Net cash provided in Financing Activities	1,910,714	41,260
Increase (Decrease) in Cash during the Year	952,589	11,135
Cash, Beginning of Year	20,638	9,503
Cash, End of Year	973,227	20,638

Since the date of our incorporation to May 31, 2010, we have raised $2,053,500 though private placements of our common shares. As of May 31, 2010 we had cash on hand of $973,227 and prepaid expenses of $187,726.

Purchase of Significant Equipment

We currently do not have plans to purchase any significant equipment over the next twelve months.

Personnel Plan

We do not expect any material changes in the number of employees over the next 12 month period (although we may enter into employment or consulting agreements with our officers or directors). We do and will continue to outsource contract employment as needed.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Material Events and Uncertainties

Our operating results are difficult to forecast. Our prospects should be evaluated in light of the risks, expenses and difficulties commonly encountered by comparable early stage companies in mineral resource markets. The continuation of our business is dependent upon obtaining further financing, a successful program of exploration, and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to obtain further funds required for our continued operations. We will pursue various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our other obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations.

Employees

As of May 31, 2010, we had two employees and used contracted services to perform geological work, legal services and our bookkeeping. Going forward, the Company will use consultants with specific skills to assist with various aspects of its project evaluation, due diligence, acquisition initiatives, corporate governance and property management.

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

ITEM 8.       FINANCIAL STATEMENTS

GUINNESS EXPLORATION, INC. AND SUBSIDIARY
(An Exploration Stage Company)

GUINNESS EXPLORATION, INC. AND SUBSIDIARY
(An Exploration Stage Company)

To Board of Directors and
Stockholders of Guinness Exploration, Inc. and Subsidiary

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Guinness Exploration, Inc. and Subsidiary (the Company), an Exploration Stage Company, as of May 31, 2010 and 2009 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended May 31, 2010, and for the period from July 15, 2005 (date of inception) through May 31, 2010. Guinness Exploration, Inc. and Subsidiary’s, an Exploration Stage Company, management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Guinness Exploration, Inc. and Subsidiary, an Exploration Stage Company, as of May 31, 2010 and 2009 and the results of its consolidated operations and its cash flows for each of the years in the two-year period ended May 31, 2010, and for the period from July 15, 2005 (date of inception) through May 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has accumulated operating losses since inception and has limited business operations, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 3 to the consolidated financial statements.  These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Madsen & Associates CPA’s, Inc.
Salt Lake City, Utah
September 14, 2010

GUINNESS EXPLORATION, INC. AND SUBSIDIARY
(An Exploration Stage Company)

Consolidated Balance Sheets

	May 31, 2010	May 31, 2009
ASSETS

CURRENT ASSETS
Cash	$973,227	$20,638
Prepaid expenses	191,726	6,203
Total current assets	1,164,953	26,841

OTHER ASSETS
Mineral property (Notes 2, 4 and 6)	-	-
Total other assets	-	-

Total assets	$1,164,953	$26,841

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$87,327	$-
Note payable (Note 5)	471,934
Shareholder loan (Note 9)	-	86,285
Total current liabilities	559,261	86,285

STOCKHOLDERS’ EQUITY (DEFICIT)
Common shares, 500,000,000 shares with par value $0.001 authorized, 134,325,000 and 71,825,000 shares issued and outstanding at May 31, 2010 and 2009 respectively (Notes 2 and 8)	134,325	71,825
Paid-in Capital (Note 8)	1,980,975	(18,325)
Accumulated deficit in the exploration stage	(1,509,608)	(112,944)
Total stockholders’ equity (deficit)	605,692	(59,444)

Total liabilities and stockholders’ equity	$1,164,953	$26,841

The accompanying notes to financial statements are an integral part of these consolidated financial statements

GUINNESS EXPLORATION, INC. AND SUBSIDIARY
(An Exploration Stage Company)

Consolidated Statements of Operations

	Year ended May 31, 2010	Year ended May 31, 2009		July 15, 2005 (inception) through May 31, 2010

EXPENSES:
Exploration costs	$177,415		$-	$177,415
Professional fees	136,206		15,467	215,170
Administrative expenses	27,723		4,229	41,036
Investor relations	46,296		-	46,296
Impairments mineral properties	1,005,668		-	1,021,653
Total expenses	1,393,308		19,696	1,501,570

Net (loss) from Operations	(1,393,308)		(19,696)	(1,501,570)

Interest expense	(3,355)		(3,416)	(8,037)

Net (loss)	$(1,396,663)		$(23,112)	$(1,509,607)

Loss per common share	$(0.01)	$	nil

Weighted average shares Outstanding	133,926,648		71,825,000

The accompanying notes to financial statements are an integral part of these consolidated financial statements

GUINNESS EXPLORATION, INC. AND SUBSIDIARY
(An Exploration Stage Company)

Consolidated Statement of Stockholders’ Equity
From July 15, 2005 (Inception) through May 31, 2010

	Common Shares	Common Stock	Paid-in Capital	Deficit Accumulated During Exploration Stage	Total Stockholders’ Equity (Deficit)
Common shares issued for cash at $0.001 February 7, 2006	39,000,000	$39,000	$(36,000)	$—	$3,000
Common shares issued for cash at $0.02 during the period ended May 31, 2006	32,825,000	$32,825	$17,675	$—	$50,500
Net loss for the period from July 15, 2005 (inception) to May 31, 2006	—	$—	$—	$(848)	$(848)
Balance, May 31, 2006	71,825,000	$71,825	$(18,325)	$(848)	$52,652
Net loss for year ended May 31, 2007	—	$—	$—	$(51,071)	$(51,071)
Balance, May 31, 2007	71,825,000	$71,825	$(18,325)	$(51,919)	$1,581
Net loss for year ended May 31, 2008	—	$—	$—	$(37,913)	$(37,913)
Balance, May 31, 2008	71,825,000	$71,825	$(18,325)	$(89,832)	$(36,332)
Net loss for year ended May 31, 2009	—	$—	$—	$(23,112)	$(23,112)
Balance, May 31, 2009	71,825,000	$71,825	$(18,325)	$(112,944)	$(59,444)
Common shares issued for property purchase December 29, 2009	60,000,000	60,000	1,800	-	61,800
Common shares issued for cash at $0.77 February 10, 2010	1,875,000	1,875	1,441,875	-	1,443,750
1,875,000 common share purchase warrants issued at $0.03 per warrant February 10, 2010	-	-	56,250	-	56,250
Common shares issued for cash at $0.75 May 10, 2010	625,000	625	468,125	-	468,750
625,000 common share purchase warrants issued at $0.25 per warrant May 10, 2010	-	-	31,250	-	31,250
Net loss for year ended May 31, 2010	—	$—	$—	$(1,396,663)	$(1,396,663)
Balance, May 31, 2010	134,325,000	$134,325	$1,980,975	$(1,509,607)	$605,692

The accompanying notes to financial statements are an integral part of these consolidated financial statements

GUINNESS EXPLORATION, INC. AND SUBSIDIARY
(An Exploration Stage Company)

Consolidated Statements of Cash Flows

	Year ended May 31, 2010	Year ended May 31, 2009	July 15, 2005 (inception) through May 31, 2010

Cash flows from operating activities:
Net loss for the period	$(1,396,663)	$(23,112)	$(1,509,607)
Reconciling adjustments:
Adjustments to reconcile net loss
to net cash used in operating activities:
Accrued interest on shareholder loans	-	3,416	-
Net change in operating assets and liabilities
Prepaid expenses	(185,524)	(5,088)	(191,727)
Accounts payable and accrued expenses	87,327	(5,341)	87,327
Mineral property impairments	1,005,668	-	1,021,653
Net cash (used) by operating activities	(489,192)	(30,125)	(592,354)

Cash flows from investing activities:
Purchase of Mineral Property	(471,934)	—	(487,919)
Net cash (used) by investing activities	(471,934)	—	(487,919)

Cash flows from financing activities:
Common stock issued for cash	2,000,000	—	2,053,500
Loans by stockholders	(86,285)	41,260	-
Net cash provided by financing activities	1,913,715	41,260	2,053,500

Net increase (decrease) in cash	952,589	11,135	973,227

Cash, beginning of period	20,638	9,503	—

Cash, end of period	$973,227	$20,638	$973,227

The accompanying notes to financial statements are an integral part of these consolidated financial statements

GUINNESS EXPLORATION, INC. AND SUBSIDIARY
(An Exploration Stage Company)

Consolidated Supplemental Disclosure of Cash Flow Information

	Year ended May 31, 2010	Year ended May 31, 2009	July 15, 2005 (inception) through May 31, 2010

Cash paid for interest	$8,037	$—	$8,037

Consolidated Supplemental Disclosure of Non-cash Investing and Financing Activities

	Year ended May 31, 2010	Year ended May 31, 2009	July 15, 2005 (inception) through May 31, 2010

Common stock issued for property purchase payment	$61,800	$—	$61,800
Note payable issued for property purchase payment	471,934	—	471,934

The accompanying notes to financial statements are an integral part of these consolidated financial statements

GUINNESS EXPLORATION, INC. AND SUBSIDIARY
(An Exploration Stage Company)

Notes to Consolidated Financial Statements

Note 1 – Operations

Organization and Description of Business

Guinness Exploration, Inc. (“Guinness”, “We”, the “Registrant”, or the “Company”) was incorporated in the State of Nevada on July 15, 2005 and incorporated its subsidiary, Nantawa Resources Inc., in Yukon, Canada on November 6, 2009. Guinness Exploration Inc. trades on the OTC-BB under the symbol GNXP. Since inception the Company has not been involved in any bankruptcy, receivership or similar proceedings. Since inception the Company has not been involved in any reclassification, consolidation, or merger arrangements. The financial statements included herein have been prepared by Guinness Exploration, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States and our fiscal year end is May 31st.

Exploration Stage Activities

The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations. The Company was formed for the purposes of acquiring exploration and development stage mineral properties. The Company began exploration operations during fiscal 2010 in Yukon, Canada.

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

At May 31, 2010, common stock equivalents outstanding included 2,500,000 common share purchase warrants. These warrants were issued as part of unit offerings of 1,875,000 units and 625,000 units (each with identical terms) which were completed on February 10, 2010 and May 10, 2010 respectively, which comprised a total of 2,500,000 Units priced at US$0.80 per Unit. Each Unit consists of one share of common stock of Guinness (each, a "Share"); and one common share purchase warrant (each a “Warrant”) subject to adjustment for stock splits, or stock dividends. Each whole Warrant is non-transferable and entitles the holder to purchase one common share of Guinness (each, a “Warrant Share”), as presently constituted, for a period of twenty four months beginning February 10, 2010 or May 10, 2010 at a price per Warrant Share of US$2.00. These Units are being issued pursuant to Regulation S of the Securities Act of 1933, as amended (“Regulation S”) and Guinness did not engage in any general solicitation or advertising regarding this Unit offering.

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

Recent Accounting Pronouncements

Various accounting pronouncements have been issued during 2010 and 2009, none of which are expected to have a material effect on the financial statements of the Company.

Reclassifications

Certain prior period amounts have been reclassified to conform to current year presentation.

Other

The Company consists of one reportable business segment.

We did not have any off-balance sheet arrangements as of May 31, 2010.

Note 3– Going Concern

Generally accepted accounting principles in the United States of America contemplate the continuation of the Company as a going concern. However, the Company had a net loss for the twelve month period ended May 31, 2010, of $(1,396,663). Additionally it has accumulated operating losses since its inception and has limited business operations, which raises substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company is dependent upon the continuing financial support of investors and stockholders of the Company. As of May 31, 2010, we projected the Company would need additional cash resources to operate during the upcoming 12 months. The Company intends to attempt to acquire additional operating capital through private equity offerings to the public and existing investors to fund its business plan. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

GUINNESS EXPLORATION, INC. AND SUBSIDIARY
(An Exploration Stage Company)

Notes to Consolidated Financial Statements

Note 4 – Acquisition of Mineral Properties

On November 19, 2009, and as amended on February 4, 2010, the Company signed the Nantawa Agreement for purchase of a 65% ownership interest in two exploration properties in Yukon, Canada. The agreement also includes an option (the “Option”) for Guinness to increase its ownership in the properties by 35%. A copy of which agreement, and the February 4, 2010 Amendment (collectively the “Agreement”), was filed as an Exhibit to a Form 8-K filed April 9, 2010. The terms of the Nantawa Agreement specify Guinness’ wholly owned Yukon subsidiary Nantawa Resources Inc. will receive a 65% interest in the Nantawa properties in return for payment to Eagle Trail Properties Inc. (‘ETPI’) of $1,005,668 (comprised of: $943,868 cash, plus 60,000,000 restricted common shares of Guinness valued at US$0.00103 per share for a total share value of US$61,800). These payments are to be made over a 12 month period in two equal installments of $471,934; plus immediate issuance to ETPI of the 60 million restricted common shares. Subsequently, Guinness was required to make a deposit of $951 to maintain the Option and then incur exploration expenditures of $1,895,735 million over a two year period to earn an additional 35% interest. ETPI will retain a 3% Net Smelter Royalty. To confirm the cash payments owed by us to ETPI, we provided ETPI with a Promissory Note (the “Note”), stating our indebtedness to ETPI in the amount of $943,868. This Promissory Note was filed as Exhibit 10.3 with a Current Report on Form 8-K on April 9, 2010. To account for this event, $1,005,668 was entered as a mineral property asset, with a corresponding note payable entry. As of May 31, 2010, the Company did not have sufficient geological evidence to establish a reserves estimate. Accordingly, the Company has recorded an impairment loss on the mineral property asset.

On December 29, 2009, to fulfill payment terms of the Nantawa Agreement, the Company issued 60,000,000 restricted shares of its common stock valued at US$0.00103 per share to ETPI and made payment of $951 to ETPI. Subsequently on February 12, 2010, the Company paid ETPI US$471,934.

The Company’s remaining payments under the Nantawa Agreement are as follows:

PART ONE – Monetary Consideration:

Item	Installments Required $	Payments Made	Balance Due	Deadlines

Claims payment #1 to ETPI	471,934	471,934	Nil	-
Claims payment #2 to ETPI	471,934	-	71,934	November 30, 2010

Sub-total	$943,868	$471,934	$471,934

GUINNESS EXPLORATION, INC. AND SUBSIDIARY
(An Exploration Stage Company)

Notes to Consolidated Financial Statements

Note 5 –  Note Payable

To confirm the cash payments owed by us to ETPI under the Nantawa Agreement, we have provided ETPI with a Promissory Note, stating our indebtedness to ETPI in the amount of $943,868. To fulfill our first payment, on February 12, 2010 the Company paid to ETPI $471,934, which was prior to the first installment payment deadline of May 31, 2010. The second installment of  $471,934 on the Note is due by November 30, 2010. The terms of the Note provide that interest on the unpaid balance of the aforesaid principal sum shall be paid at a rate equal to Eight percent (8%) per annum calculated annually, not in advance, computed from December 1, 2010, to be payable monthly on the first day of each and every month commencing January 1, 2011, so long as any principal sum remains outstanding.

Note 6 – Impairments on Mineral Properties

On July 17, 2008, the Company determined it should abandon the mineral property asset which consisted of 100% ownership of a uranium mineral property staked as Saskatchewan Claim number S-108991. An impairment loss of $15,985 is reflected in the attached statement of operations for the year ended May 31, 2009.

As detailed in Note 4, on November 19, 2009, and as amended on February 4, 2010, the Company signed the Nantawa Agreement for purchase of a 65% ownership interest in two exploration properties in Yukon, Canada. To conform with generally accepted accounting principles, pertaining to the classification of the mineral properties as assets, an impairment charge of $1,005,668 was entered against this asset based on the Company’s impairment analysis as of May 31, 2010.

Note 7 – Income Taxes

The Company is subject to federal income taxes in the US and Canada. The Company has had no net income and therefore has not paid nor has any income taxes owing in the US or Canada.

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

GUINNESS EXPLORATION, INC. AND SUBSIDIARY
(An Exploration Stage Company)

Notes to Consolidated Financial Statements

Due to the change of control of the Company during the year ended May 31, 2010, under Section 382 of the Internal Revenue Code, there may be limitations on the amount of Net Operating Loss carryforwards the Company will be able to use in the future. Some of the loss carryforwards may be unusable.

Income taxes at the statutory rate are reconciled to the Company’s actual income taxes as follows:

Income tax benefit at statutory rate resulting from net operating Loss carryforward	(35%)
Deferred income tax valuation allowance	35%
Actual tax rate	0%

The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows (“NOL” denotes Net Operating Loss):

Year Ending	Estimated NOL Carry-forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Net Tax Benefit

2006	$(848)	2026	$297	$(297)	$—
2007	(51,071)	2027	17,875	(17,875)	—
2008	(37,913)	2028	13,270	(13,270)	—
2009	(23,112)	2029	8,089	(8,089)	—
2010	(1,396,663)	2029	488,836	488,836	—
	$(1,509,607)		$528,367	$528,367	$—

The total valuation allowance for the year ended May 31, 2010 is $(528,367) which increased by $(488,836) for the year ended May 31, 2010, including adjustments to prior year tax year rate estimations.

Note 8 – Common Stock

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

On December 29, 2009 to fulfill a Nantawa Agreement payment term, the Company issued 60,000,000 restricted shares of its common stock valued at US$0.00103 per share to Eagle Trail Properties, Inc. representing aggregate proceeds of US$61,800. These shares were issued pursuant to Regulation S of the Securities Act of 1933, as amended. These shares were issued pursuant to Regulation S of the Securities Act of 1933, as amended and the Company did not engage in any general solicitation or advertising regarding these shares.

On February 10, 2010 the Company completed a Unit offering which raised aggregate proceeds of US$1,500,000 and was comprised a unit (‘Unit’) sale by Guinness of 1,875,000 Units priced at US$0.80 per Unit for one share of common stock in the capital of Guinness (each, a "Share"); and one common share purchase warrant (each a “Warrant”) subject to adjustment.  The US$0.80 per Unit value was allocated US$0.77 to the common stock (closing price of the Company’s stock on the date the agreement was executed, January 26, 2010) and US$0.03 to the share purchase warrant. Each whole Warrant is non-transferable and entitles the holder to purchase one common share of Guinness (each, a “Warrant Share”), as presently constituted, for a period of twenty four months beginning February 10, 2010 at a price per Warrant Share of US$2.00. These Units are being issued pursuant to Regulation S of the Securities Act of 1933, as amended (“Regulation S”) and Guinness did not engage in any general solicitation or advertising regarding this Unit offering.

On May 10, 2010 the Company completed a Unit offering which raised aggregate proceeds of US$500,000 and was comprised a unit (‘Unit’) sale by Guinness of 625,000 Units priced at US$0.80 per Unit for one share of common stock in the capital of Guinness (each, a "Share"); and one common share purchase warrant (each a “Warrant”) subject to adjustment. The US$0.80 per Unit value was allocated US$0.75 to the common stock (closing price of the Company’s stock on the date the agreement was executed, April 22, 2010) and US$0.05 to the share purchase warrant. Each whole Warrant is non-transferable and entitles the holder to purchase one common share of Guinness (each, a “Warrant Share”), as presently constituted, for a period of twenty four months beginning May 10, 2010 at a price per Warrant Share of US$2.00. These Units are being issued pursuant to Regulation S of the Securities Act of 1933, as amended (“Regulation S”) and Guinness did not engage in any general solicitation or advertising regarding this Unit offering.

At May 31, 2010, common stock equivalents outstanding included the 2,500,000 common share purchase warrants relating to the February 10, 2010 and May 10, 2010 Unit offerings.

GUINNESS EXPLORATION, INC. AND SUBSIDIARY
(An Exploration Stage Company)

Notes to Consolidated Financial Statements

Note 9 – Shareholder Loan

Prior to a shareholder loan payout on February 9, 2010, during the twelve months ended May 31, 2010, our CEO Alastair Brown made additional shareholder loans to the Company totaling $51,663. These advances brought total shareholder loans owing to Mr. Brown prior to payout to $141,303. This total included $3,355 of accrued interest for the period from September 1, 2009 to February 8, 2010, plus prior accrued interest of $4,682, for total accrued interest of $8,037. On February 9, 2010, the Company paid $141,303 to Mr. Brown as full payment of all shareholder loans and accrued interest. As at May 31, 2010, the Company had no further shareholder loans outstanding.

Note 10 – Incorporation of Subsidiary

On November 6, 2009, the Company incorporated a wholly owned subsidiary named Nantawa Resources Inc., in Yukon, Canada.

Note 11 – Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through September 14, 2010, which is the date these consolidated financial statements were issued.

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

As of May 31, 2010, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the criteria established by COSO management concluded that the Company's internal control over financial reporting was not effective as of May 31, 2010, as a result of the identification of the material weaknesses described below.

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

Changes in Internal Control over Financial Reporting

During the fourth quarter of the Company’s fiscal year ended May 31, 2010, no material changes were made to the Company’s internal control over financial reporting

Limitations on the Effectiveness of Controls

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

ITEM 9B.    OTHER INFORMATION

Changes in Control of Registrant

As reported in a Current Report on Form 8-K filed October 19, 2009, Mr. Michael Juhasz and Mr. Alastair Brown entered an agreement which effected a change in control of the Company. Under this agreement, Mr. Juhasz sold his common share holding in Company to Mr. Brown for $40,000. These shares represent 29% of the total outstanding common stock of the Company. This transaction also included Mr. Brown receiving assignment of $87,952 of shareholder loans owed to Mr. Juhasz by the Company in return for payment to Mr. Juhasz of the loan balance by Mr. Brown. There was no additional consideration or financial statements or other reportable out of pocket expenses associated with this transaction. No assets or properties have been acquired nor is there any agreement for further consideration associated with the transaction.

Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers.

As reported in a Current Report on Form 8-K filed October 19, 2009, Mr. Michael Juhasz resigned his positions as Chair, Director, President and CEO, Chief Financial Officer, and Principal Accounting Officer of the Company for personal reasons and there was no disagreement with the Company relating to its operations, policies or practices. Mr. Juhasz also affirmed to the Company that he would remain as an interim role as Secretary and Treasurer and would accept the new interim role of Vice President. Effective October 19, 2009, Mr. Alastair Brown was appointed to the positions of Chair, Director, President and CEO, Chief Financial Officer, and Principal Accounting Officer of the Company.

As reported in a Current Report on Form 8-K filed December 1, 2009, on December 1, 2009, Mr. Michael Juhasz resigned his positions as Vice President, and Secretary and Treasurer of the Company for personal reasons and there was no disagreement with the Company relating to its operations, policies or practices. Effective December 1, 2009, Mr. Alastair Brown was appointed to the position of Secretary and Treasurer of the Company.

As reported in a Current Report on Form 8-K filed December 15, 2009, On December 10, 2009, Mr. John Hiner, B.Sc. (geology), M.Sc. (geology), was appointed as our Chief Geologist, Vice President, Secretary and Treasurer. Effective December 10, 2009, Mr. Alastair Brown resigned his position as Secretary and Treasurer of the Company in favour or Mr. Hiner.

As reported in a Current Report on Form 8-K filed January 14, 2010, on January 13, 2010, Mr. Nigel Mattison was appointed as a member of the Board of Directors of the Registrant.

There is no other information the Company would have been required to file on Form 8K during the fourth quarter of the fiscal year ended May 31, 2010.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

The following table sets forth certain information regarding the executive officer and director of Guinness Exploration Inc. as of May 31, 2010.

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Positions Held with the Company	Age	Date First Elected or Appointed
Alastair Brown	Director, Chair, President and Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer	42	October 19, 2009
Nigel Mattison	Director	60	January 13, 2010
John Hiner	Chief Geologist, Vice President, and Secretary and Treasurer	62	December 10, 2009

Business Experience
The following is a brief account of the education and business experience during at least the past five years of each of our directors and executive officers, indicating their principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Alastair Brown - President & CEO, CFO, PAO, Board Chair, and Director
Mr. Brown has no experience in mineral explorations. For the past five years, and presently, Mr. Brown has been the Sales Director of Conrad Properties Inc., a large scale residential property developer in New Zealand. From 1986 to 1990, Mr. Brown attended the University of Auckland, New Zealand where he received his Bachelor of Commerce degree in 1990. From 1990 to 2005, Mr. Brown had a successful business career in a variety of large property developments in New Zealand and Australia. In 2005, Mr. Brown moved operations to London, UK where he raised equity for mixed use property projects in the United States, and in 2009 moved back to New Zealand to focus on management of a 280 residential unit project for Conrad Properties in Wellington, New Zealand.

Mr. Brown has extensive professional experience in the field of large scale international property development. We believe Mr. Brown's considerable organizational, operational and financial skills are of value to our company as we implement our plans for mineral exploration and development. Mr. Brown is now assembling a skilled team of mining industry professionals and identifying prospective mineral exploration projects, with a focus to creating and enhancing shareholder value in the years ahead.

John Hiner - Chief Geologist, Vice President, and Secretary and Treasurer
John Hiner has over 35 years of experience in resource exploration and management worldwide. He has managed exploration, acquisition, and development programs for metals and industrial minerals on four continents. His range of experience includes mineral and petroleum exploration, energy minerals, and geothermal energy development. Over the past five years and previously, Mr. Hiner has provided contracted geological services and managed projects from a conceptual exploration stage to positive feasibility and finance level studies on proven deposits in South America, North America, and Africa. As both geologist and manager, Mr. Hiner has held positions of increasing responsibility with a variety of companies, ranging in size from multinational Phillips Petroleum Company to both Canadian and American junior companies and has several years experience in running publicly traded companies.

Mr. Hiner received his B.S., Geology in 1972 from San Diego State University and his M.S., Geology in 1978 from the University of Nevada-Reno, Mackay School of Mines. In addition to being President of Lynden, Washington based geological consulting firm Jehcorp Inc. from 1990 to present, Mr. Hiner’s employment and educational history includes the following: 1973-1974, Michael T. Halbouty Inc. and Occidental Petroleum, Windsor, England and Inverness, Scotland, Well Site Geologist North Sea; 1974-1976, graduate school, Reno Nevada; 1976-1982, Phillips Petroleum Co, Reno, Nevada, Geologist; 1982-1984, Queenstake Resources Inc., Reno, Nevada, Senior Geologist; 1985-1990, Nicor Mineral Ventures-Westmont Gold, Spokane Washington, District Manager; 1990-1992, Westmont Gold Inc., Denver Colorado, Vice President Exploration 1993-2000, Champion Resources Inc., Vancouver, BC, Vice President Exploration; 2003-2007, Geocom Resources Inc. Bellingham WA, President.

Mr. Hiner is also involved in both the mining industry and the community. He belongs to several industry trade organizations comprising a spectrum of energy and mining groups, and is involved in local volunteer activities through church and benevolent organizations. Mr. Hiner has published through the auspices of the Nevada Bureau of Mines and Geology, the Northwest Mining Association, and various trade journals.

Nigel Mattison - Director
Nigel Mattison has a strong background in the governance of national and community based organizations. His breadth of skills includes company directorship, management, accounting and auditing, international sales and marketing, strategic planning, public relations and fund raising. Mr. Mattison’s employment background includes senior positions with: Conrad Properties (2005 to 2010); Kuranda Resort and Spa (2003 to 2005); Russley Hotel, Christchurch (1994 – 2000); Pan Pacific Hotels and Resorts, a subsidiary of the Tokyu Corporation, Japan (1998 to 1992); ITT Sheraton (1982 to 1988); Groote Eylandt Mining Company Australia (which is jointly owned by BHP Billiton and Anglo American Corporation) (1975); Lion Nathan Brewing (1970 to 1975); and property development projects, and communications and marketing consulting engagements (1975 to 2003).

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

Significant Employees

Mr. Brown and Mr. Hiner are the employees of the Company. Other duties required to operated the Company are fulfilled by contracted service providers.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
3.	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or
4.	being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Audit Committee Financial Expert

The duties of an audit committee were assigned to the full board via a resolution executed May 15, 2006. Due to the fact that the Company is in its exploration stage, it has not yet been able to recruit and compensate an expert for the Audit Committee.

Compliance With Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities and Exchange Act of 1934 requires our executive officers, directors and persons who own more than 10% of our equity securities registered pursuant to Section 12 of the Exchange Act of 1934 (the “Act”) to file with the SEC initial statements of beneficial ownership on Form 3, reports of changes in ownership on Form 4 and annual reports concerning their ownership on Form 5. Executive officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Mr. Brown has filed a Form 3 and a Schedule 13D to report his holdings in the Company.

Code of Ethics

We have adopted a Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer. This code is incorporated by reference herein as Exhibit 14.1. Upon request, the Company will furnish a copy of this Code of Ethics by mail to any person without charge. Such requests should be made in writing and mailed to: Guinness Exploration Inc., P.O. Box 1910 – Level 7 Anzac House, 181 Willis Street, Wellington, New Zealand 6140 attn: Code of Ethics Request.

ITEM 11.     EXECUTIVE COMPENSATION

Executive Compensation

The particulars of compensation paid by our company to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended May 31, 2010 and May 31, 2009; and

(c)
up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as an executive officer at the end of the year ended May 31, 2010, who we will collectively refer to as our named executive officers are set out in the following summary compensation table:

The following table sets forth the salaries and director fees we paid to our current executive officers in our most recent fiscal year ended May 31, 2010 and since inception:

Name and Principal Positions	Fiscal Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards/SARs ($) (1)	Securities Underlying Options/SARs (#)	LTIP Payouts ($) (2)	All Other Compensation ($)(3)

Alastair Brown President and CEO, CFO, PAO, Chair, and Director(4)	2010 2009	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	$45,000 N/A

John Hiner Chief Geologist, Vice President, and Secretary & Treasurer(5)	2010 2009	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	$14,274 N/A

Nigel Mattison Director(6)	2010 2009	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	$5,000 N/A

Michael Juhasz Former President ,CEO, CFO, PAO, Secretary & Treasurer, Chair, and Director(7)	2010 2009	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

Notes:
(1)	SAR’s are “Stock Appreciation Rights”. We have to date not issued any SARs.
(2)	LTIP’s are “Long-Term Incentive Plans”. We have to date not created and LTIPs.
(3)	There are no compensatory plans or arrangements with respect to our executive officers resulting from their resignation, retirement or other termination of employment or from a change of control.
(4)	Effective October 19, 2009, Mr. Alastair Brown was appointed as a Director, President, Chief Executive Officer, Chief Financial Officer and as the Principal Accounting Officer of our company. Effective December 1, 2009, Mr. Brown was appointed as our Secretary and Treasurer. During the year ended May 31, 2010, Mr. Brown was paid $45,000 in consulting fees.
(5)	Effective December 10, 2009, Mr. John Hiner, B.Sc. (geology), M.Sc. (geology), was appointed to as our Chief Geologist, Vice President, Secretary and Treasurer. During the year ended May 31, 2010, Mr. Hiner was paid $14,274 in consulting fees.
(6)	Effective January 13, 2010, Mr. Nigel Mattison was appointed as a Director of our company. During the year ended May 31, 2010, Mr. Mattison was paid $5,000 in director fees.
(7)	Effective October 19, 2009, Mr. Michael Juhasz resigned his positions as Director, President, Chief Executive Officer Chief Financial Officer, and Principal Accounting Officer of our company and on December 1, 2009, Mr. Michael Juhasz resigned his positions as Vice President, Secretary and Treasurer of our company.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of May 31, 2010, certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group:

Name	Amount and Nature of Beneficial Shares Owned(1)	Percent of Outstanding Ownership(2)
Alastair Brown Director, Chair, President & CEO, CFO, and PAO	39,000,000 restricted common shares	29.0%

Nigel Mattison Director	Nil	Nil

John Hiner Chief Geologist, Vice President, and Secretary & Treasurer	Nil	Nil

All Officers, Directors and Control Persons as a Group	39,000,000 restricted common shares	29.0%

Eagle Trail Properties Inc.	45,000,000 restricted common shares	33.5%

Mark Donaldson	15,000,000 restricted common shares	11.1%

Notes:
(1)	Based on 134,325,000 shares of common stock issued and outstanding as of September 13, 2010. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.
(2)	No member of Management has the right to acquire within sixty days through options, warrants, rights, conversion, privilege or similar obligations any security of the Company.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Other than the property transaction with Eagle Trail Properties Inc. referenced in Item 2, during the two years ended May 31, 2010, there have been no material transactions or series of similar transactions to which the Company was or will be a party, in which the amount involved exceeds $60,000 and in which any promoter, founder, director or executive officer, or any security holder who is known to us to own of record, or beneficially, more than five percent of the our common stock, or any member of the immediate family of any of the foregoing persons, had a material interest, and none is presently proposed.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the fees for professional audit services rendered by Madsen & Associates CPA’s Inc. for the audit of the Corporation’s annual financial statements for the years ended May 31, 2010 and May 31, 2009 and fees billed for other services rendered by Madsen & Associates CPA’s Inc. during those periods. All services reflected in the following fee table for 2010 and 2009 were pre-approved, respectively, in accordance with the policy of the Board of Directors.

	May 31, 2010	May 31, 2009

Audit fees (1) - Madsen & Associates	$9,275	$10,100
Audit-related fees - Madsen & Associates	-	-
Tax fees - Madsen & Associates	-	-
All other fees - Madsen & Associates	-	-
TOTAL FEES	$9,275	$10,100

Notes:
(1)	Audit fees consist of audit and review services, consents and review of documents filed with the SEC.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

GUINNESS EXPLORATION, INC.

/s/ Alastair Brown
Alastair Brown
President and Chief Executive Officer,
Chief Financial Officer, Principal Accounting
Officer, Director and Chair of Board

Dated: September 14, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Alastair Brown
Alastair Brown
President and Chief Executive Officer,
Chief Financial Officer, Principal Accounting Officer ,
Director and Chair of Board

/s/ Nigel Mattison
Nigel Mattison
Director

/s/ John Hiner
John Hiner
Chief Geologist, Vice President,
Secretary and Treasurer

Dated: September 13, 2010