Form 10-Q
period 2010-08-31
Guinness Exploration, Inc
filed 2010-10-20
CIK 1373024

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarter Ended August 31, 2010

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
181 Willis Street
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

The issuer had 134,325,000 shares of common stock issued and outstanding as of October 19, 2010.

GUINNESS EXPLORATION, INC.
(An Exploration Stage Company)

Page
PART I. Financial Information

Item 1. Financial Statements.

Consolidated Balance Sheets at August 31, 2010 (unaudited) and May 31, 2010 (audited)	1

Unaudited Consolidated Statements of Operations for the three month periods ended August 31, 2010 and August 31, 2009 and the Exploration Stage Period of July 15, 2005 to August 31, 2010	2

Unaudited Consolidated Statements of Cash Flows for the three month periods ended August 31, 2010 and August 31, 2009 and the Exploration Stage Period of July 15, 2005 to August 31, 2010	3

Unaudited Consolidated Supplemental Disclosure of Cash Flow Information for the three month periods ended August 31, 2010 and August 31, 2009 and the Exploration Stage Period of July 15, 2005 to August 31, 2010	4

Unaudited Consolidated Supplemental Disclosure of Non-cash Investing and Financing Activities for the three month periods ended August 31, 2010 and August 31, 2009 and the Exploration Stage Period of July 15, 2005 to August 31, 2010	4

Unaudited Notes to Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures about Market Risk	30

Item 4. Controls and Procedures	30

PART II. Other Information	32

Item 1. Legal Proceedings	32

Item 1a. Risk Factors	32

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 3. Defaults Upon Senior Securities	36

Item 4. Submission of Matters to a Vote of Security Holders	36

Item 5. Other Information	36

Item 6. Exhibits	37

Signatures	37

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (unaudited)

QI-11
Three Month Period Ended August 31, 2010

GUINNESS EXPLORATION, INC. AND SUBSIDIARY
(An Exploration Stage Company)

Consolidated Balance Sheets

	August 31, 2010 (unaudited)	May 31, 2010 (See Note 1)
ASSETS
CURRENT ASSETS
Cash	$452,845	$973,227
Prepaid expenses	99,283	191,726
Total current assets	552,128	1,164,953

OTHER ASSETS
Mineral property (Notes 2, 4, 5, 8 and 9)	-	-
Total other assets	-	-

Total assets	$552,128	$1,164,953

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$65,840	$87,327
Note payable (Note 5)	-	471,934
Total current liabilities	$65,840	$559,261

COMMITMENTS AND CONTINGENCIES (Notes 4, 5, 6, 7 and 9)	-	-

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred shares, 100,000,000 shares authorized with par value $0.001 authorized, 0 shares issued and outstanding	$-	$-
Common shares, 500,000,000 shares with par value $0.001 authorized, 134,325,000 issued and outstanding at August 31, 2010 and May 31, 2010, respectively (Note 6)	134,325	134,325
Paid-in Capital	1,980,975	1,980,975
Accumulated deficit in the exploration stage	(1,629,012)	(1,509,608)
Total stockholders’ equity (deficit)	$486,288	$605,692

Total liabilities and stockholders’ equity (deficit)	$552,128	$1,164,953

The accompanying notes to financial statements are an integral part of these consolidated financial statements

GUINNESS EXPLORATION, INC. AND SUBSIDIARY
 (An Exploration Stage Company)

Consolidated Statements of Operations
(Unaudited)

	Three months ended August 31, 2010		Three months ended August 31, 2009		July 15, 2005 (inception) through August 31, 2010

EXPENSES:
Exploration costs		$485,558		$-	$662,973
Professional fees		49,444		5,683	264,614
Administrative expenses		35,483		783	76,519
Investor relations		20,853		-	67,149
Impairments on mineral properties (Note 8)		-		-	1,021,654
Total expenses		591,338		6,466	2,092,909

Net (loss) from Operations		(591,338)		(6,466)	(2,092,909)
Interest expense		-		(1,087)	(8,037)
Net (loss) prior to other income		(591,338)		(7,553)	(2,100,946)

OTHER INCOME:
Cancelation of debt relating to property purchase		471,934		-	471,934

Net (loss)		$(119,404)		$(7,553)	$(1,629,012)

Loss per common share	$	Nil	$	Nil

Weighted average shares outstanding		134,325,000		71,825,000

The accompanying notes to financial statements are an integral part of these consolidated financial statements

GUINNESS EXPLORATION, INC. AND SUBSIDIARY
 (An Exploration Stage Company)

Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended August 31, 2010	Three months ended August 31, 2009	July 15, 2005 (inception) through August 31, 2010

Cash flows from operating activities:
Net loss for the period	$(119,404)	$(7,553)	$(1,629,012)
Reconciling adjustments:
Adjustments to reconcile net loss
to net cash used in operating activities:
Cancelation of debt	(471,934)	—	(471,934)
Accrued interest on shareholder loans	—	1,087	—
Mineral properties impairments		—	1,021,654
Net change in operating assets and liabilities
Prepaid expenses	92,443	(217)	(99,283)
Accounts payable and accrued expenses	(21,487)	—	65,839
Net cash (used) by operating activities	(520,382)	(6,683)	(1,112,736)

Cash flows from investing activities:
Payments for Mineral Properties	—	—	(487,919)
Net cash (used) by investing activities	—	—	(487,919)

Cash flows from financing activities:
Common stock issued for cash	—	—	2,053,500
Net cash provided by financing activities	—	—	2,053,500

Net increase (decrease) in cash	(520,382)	(6,683)	452,845

Cash, beginning of period	973,227	20,638	—

Cash, end of period	$452,845	$13,955	$452,845

The accompanying notes to financial statements are an integral part of these consolidated financial statements

GUINNESS EXPLORATION, INC. AND SUBSIDIARY
 (An Exploration Stage Company)

Consolidated Supplemental Disclosure of Cash Flow Information
(Unaudited)

	Three months ended August 31, 2010	Three months ended August 31, 2009	July 15, 2005 (inception) through August 31, 2010

Cash paid for interest	$—	$—	$8,037

Consolidated Supplemental Disclosure of Non-cash Investing and Financing Activities
(Unaudited)

	Three months ended August 31, 2010	Three months ended August 31, 2009	July 15, 2005 (inception) through August 31, 2010

Common stock issued for property purchase payment	$—	$—	$61,800
Note payable issued for property purchase payment	—	—	471,934
Cancelation of debt	(471,934)	—	(471,934)

The accompanying notes to financial statements are an integral part of these consolidated financial statements

GUINNESS EXPLORATION, INC. AND SUBSIDIARY
 (An Exploration Stage Company)

Notes to Consolidated Financial Statements
(Unaudited)

Note 1 – Basis of Presentation

The financial statements included herein have been prepared by Guinness Exploration, Inc. (“Guinness”, “We”, the “Registrant”, or the “Company”)  in accordance with accounting principles generally accepted in the United States for interim financial information. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the May 31, 2010 audited financial statements and the accompanying notes included in the Company’s Form 10-K filed with the Commission. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be followed by the Company later in the year. The results of operations for the interim periods are not necessarily indicative of the results for the full year. In management’s opinion all adjustments necessary for a fair presentation of the Company’s financial statements are reflected in the interim periods included, and are of a normal recurring nature. Amounts shown for May 31, 2010 are based upon the audited financial statements of that date.

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

At August 31, 2010, common stock equivalents outstanding included 2,500,000 common share purchase warrants. These warrants were issued as part of two unit offerings which completed on February 10, 2010 and  May 10, 2010. These offerings were respectively comprised of 1,875,000 Units priced at US$0.80 per Unit; and 625,000 Units priced at US$0.80 per Unit. In each offering, each Unit consisted of one share of common stock of Guinness (each, a "Share"); and one common share purchase warrant (each a “Warrant”) subject to adjustment for stock splits, or stock dividends. Each whole Warrant is non-transferable and entitles the holder to purchase one common share of Guinness (each, a “Warrant Share”), as presently constituted, for a period of twenty four months beginning February 10, 2010 and May 10, 2010, respectively, at a price per Warrant Share of US$2.00. These Units were issued pursuant to Regulation S of the Securities Act of 1933, as amended (“Regulation S”) and Guinness did not engage in any general solicitation or advertising regarding this Unit offering.

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

Note 3 – Going Concern

Generally accepted accounting principles in the United States of America contemplate the continuation of the Company as a going concern. However, the Company had a net loss for the three month period ended August 31, 2010, of $(119,404). Additionally it has accumulated operating losses since its inception and has limited business operations, which raises substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company is dependent upon the continuing financial support of investors and stockholders of the Company. As of August 31, 2010, we projected the Company would need additional cash resources to operate during the upcoming 12 months. The Company intends to attempt to acquire additional operating capital through private equity offerings to the public and existing investors to fund its business plan. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Note 4 – Acquisition of Mineral Properties

Nantawa Agreement, as amended
On November 19, 2009, and as amended on February 4, 2010, the Company signed the Nantawa Agreement for purchase of a 65% ownership interest in two exploration properties in Yukon, Canada. The agreement also includes an option (the “Option”) for Guinness to increase its ownership in the properties by 35%. A copy of which agreement, and the February 4, 2010 Amendment (collectively the “Agreement”), was filed as an Exhibit to a Form 8-K filed April 9, 2010. The terms of the Nantawa Agreement specify Guinness’ wholly owned Yukon subsidiary Nantawa Resources Inc. will receive a 65% interest in the Nantawa properties in return for payment to Eagle Trail Properties Inc. (‘ETPI’) of $1,005,668 (comprised of: $943,868 cash, plus 60,000,000 restricted common shares of Guinness valued at US$0.00103 per share for a total share value of $61,800). These payments are to be made over a 12 month period in two equal installments of $471,934; plus immediate issuance to ETPI of the 60 million restricted common shares. Subsequently, Guinness was required to make a deposit of $951 to maintain the Option and then incur

GUINNESS EXPLORATION, INC. AND SUBSIDIARY
(An Exploration Stage Company)

Notes to Consolidated Financial Statements
(Unaudited)

exploration expenditures of $1,895,735 million over a two year period to earn an additional 35% interest. ETPI will retain a 3% Net Smelter Royalty. To confirm the cash payments owed by us to ETPI, we provided ETPI with a Promissory Note (the “Note”), stating our indebtedness to ETPI in the amount of $943,868. This Promissory Note was filed as Exhibit 10.3 with a Current Report on Form 8-K on April 9, 2010. To account for this event, $1,005,668 was entered as a mineral property asset, with a corresponding note payable entry. As of August 31, 2010, the Company did not have sufficient geological evidence to establish a reserves estimate. Accordingly, the Company has recorded an impairment loss on the mineral property asset.

On December 29, 2009, to fulfill payment terms of the Nantawa Agreement, the Company issued 60,000,000 restricted shares of its common stock valued at $0.00103 per share to ETPI and made payment of $951 to ETPI. Subsequently on February 12, 2010, the Company paid ETPI $471,934.

Nantawa Modification Agreement
On October 12, 2010, the Company signed the Nantawa Modification Agreement with ETPI in which Guinness received full vesting of a 49% interest in 175 full or fractional mineral claims/leases located in the Mount Nansen area of the Whitehorse Mining District of the Yukon Territory, Canada (the “Mineral Claims”). The other 51% interest in the Mineral Claims was retained by ETPI. The Mineral Claims had been part of the Nantawa Agreement signed between the Company and ETPI on November 19, 2009 and amended February 4, 2010, under which the Company acquired the right to purchase the Mineral Claims and an additional set of 47 mineral claims/leases (the “Tawa Claims”) from ETPI for total consideration of US$1,005,668 (comprised of: US$943,868 cash, plus 60,000,000 restricted common shares of Guinness valued at US$0.00103 per share for a total share value of $61,800). A remaining cash payment of $471,934 under the Nantawa Agreement was due by November 30, 2010 and the Company projected it would not have the resources to fulfill the second payment by November 30, 2010 and the Board determined it was in the best interests of the Company to negotiate revised purchase terms from ETPI for the Mineral Claims. To provide consideration to ETPI, the Company agreed to waive its rights under the Nantawa Agreement to the Tawa Claims, which had lapsed while in trust with ETPI. The Nantawa Modification Agreement had the net effect of resolving the Tawa Claims matter between Guinness and ETPI and has provided the Company an immediate vesting of a 49% interest in the Mineral Claims without the requirement to make further payments to ETPI.

Due to the elimination by ETPI on October 12, 2010 of the requirement for a payment by Guinness of $471,934 by November 30, 2010, these financial statements for the period ended August 31, 2010 have been retroactively adjusted to also eliminate this liability at August 31, 2010. A corresponding cancelation of debt income of $471,934 has also been recorded.

GUINNESS EXPLORATION, INC. AND SUBSIDIARY
(An Exploration Stage Company)

Notes to Consolidated Financial Statements
(Unaudited)

Note 5 – Note Payable

To confirm the cash payments owed by us to ETPI under the Nantawa Agreement, we provided ETPI with a Promissory Note, stating our indebtedness to ETPI in the amount of $943,868. To fulfill our first payment, on February 12, 2010 the Company paid to ETPI $471,934, which was prior to the first installment payment deadline of May 31, 2010. The second installment of  $471,934 on the Note was waived by ETPI under that Nantawa Modification Agreement and no further property payments are owing to ETPI.

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

On December 29, 2009 to fulfill one of the payment terms of the Nantawa Agreement, the Company issued 60,000,000 restricted shares of its common stock valued at $0.00103 per share to Eagle Trail Properties, Inc. representing aggregate proceeds of $61,800. These shares were issued pursuant to Regulation S of the Securities Act of 1933, as amended and the Company did not engage in any general solicitation or advertising regarding these shares.

GUINNESS EXPLORATION, INC. AND SUBSIDIARY
(An Exploration Stage Company)

Notes to Consolidated Financial Statements
(Unaudited)

On February 10, 2010 Guinness completed a private placement which raised aggregate proceeds of $1,500,000 and was comprised a unit (‘Unit’) sale by Guinness of 1,875,000 Units priced at $0.80 per Unit. Each Unit consists of one common stock of Guinness (each, a "Share"); and one common share purchase warrant (each a “Warrant”) subject to adjustment for stock splits, or stock dividends. Each whole Warrant is non-transferable and entitles the holder to purchase one common share of Guinness (each, a “Warrant Share”), as presently constituted, for a period of twenty four months beginning February 10, 2010 at a price per Warrant Share of $2.00. These Units are being issued pursuant to Regulation S of the Securities Act of 1933, as amended (“Regulation S”) and Guinness did not engage in any general solicitation or advertising regarding this Unit offering.

On May 10, 2010 Guinness completed a private placement which raised aggregate proceeds of $500,000 and was comprised a unit (‘Unit’) sale by Guinness of 625,000 Units priced at $0.80 per Unit. Each Unit consists of one common stock of Guinness (each, a "Share"); and one common share purchase warrant (each a “Warrant”) subject to adjustment for stock splits, or stock dividends. Each whole Warrant is non-transferable and entitles the holder to purchase one common share of Guinness (each, a “Warrant Share”), as presently constituted, for a period of twenty four months beginning May 10, 2010 at a price per Warrant Share of $2.00. These Units are being issued pursuant to Regulation S of the Securities Act of 1933, as amended (“Regulation S”) and Guinness did not engage in any general solicitation or advertising regarding this Unit offering.

Note 7 – Stock Options

On July 12, 2010, the board approved and adopted the Company’s 2010 Equity Incentive Plan (the “Plan”), pursuant to which up to an aggregate of 10,000,000 options with a maximum exercise term of 10 years for 10,000,000 shares of the Corporation’s common stock are reserved for issuance to employees and non-employee, directors of, and consultants to the Company in connection with their retention and/or continued employment by the Company. No options under the Plan have yet been vested.

Note 8 – Impairments on Mineral Properties

On July 17, 2008, the Company determined it should abandon the mineral property asset which consisted of 100% ownership of a uranium mineral property staked in Saskatchewan, Canada. An impairment loss of $15,985 is reflected in the attached statement of operations.

During the period ended August 31, 2010, the Company formalized its debt to ETPI by signing a promissory note in the amount of $943,868 plus share payments with a deemed value of $61,800. To account for this event, $1,005,668 was entered as a mineral property asset, with a corresponding note payable entry. As of May 31, 2010, the Company did not have sufficient geological evidence to establish a reserves estimate. Accordingly, the Company has recorded an impairment loss on the mineral property asset of $1,005,668.

GUINNESS EXPLORATION, INC. AND SUBSIDIARY
(An Exploration Stage Company)

Notes to Consolidated Financial Statements
(Unaudited)

Note 9 – Subsequent Events

The Company has evaluated subsequent events through October 19, 2010, which is the date these consolidated financial statements were issued.

On September 19, 2010, the Board approved option grants to Directors, Officers and staff totalling 4,450,000 Options for purchase of 4,450,000 common shares of the Company. These Options have terms of between 5 to 10 years; exercise prices, based on a Fair Market Valuation by the Board, ranging between $0.33 to $0.363 per share; and all vest either in two equal parts on May 31, 2010 and May 31, 2011, or fully in the event of a takeover offer or sale of a significant body of assets of the Company.

On September 28, 2010, the Board of Directors and Majority Stockholders of Guinness approved the following amendments to the Company’s 2010 Equity Incentive Plan: (i) Section 2.3  Individual Award Limitation is amended from a maximum grant of 10% to a maximum grant of 20% to any individual; (ii)  Section 10  Transferability is amended to allow for transfers by grantees; (iii) Section 17.1 Assumption or Replacement of Awards by Successor is amended to provide allowance for full vesting of Options in the event of mergers, consolidations, dissolutions or liquidation, or sale of substantially all of the assets of the Company.

Mr. Alastair Brown, who is President and CEO of the Company and who classifies as a ‘10% shareholder’ for regulatory purposes, has received a grant of 2,000,000 options to purchase 2,000,000 common shares of Guinness at a price of $0.363 per share, with vesting of 1,000,000 options on May 31, 2011 and 1,000,000 options on May 31, 2012.

On October 12, 2010 the Company executed a Letter of Intent (“LOI”) with Ansell Capital Corp. (“Ansell”), TSX: ACP, and ETPI wherein Ansell will provide funding for development of the Charlotte Project (formerly named the “Nantawa Project”) in the Mount Nansen area of the Whitehorse Mining Division, of the Yukon Territory.

Under the LOI, Ansell will be allowed to acquire up to an 85% undivided interest in the 128 mineral claims which form the Charlotte Project. 49% of the interest to be acquired, can be acquired by Ansell paying to Eagle Trail the sum of $1,000,000 (all dollar figures in this Note 5 converted from Cdn$ at par), issuing 12,000,000 units of Ansell to Eagle Trail and by expending $5,000,000 on exploration of the Property within 3 years from the LOI Effective Date, of which $2,000,000 is to be spent in the first year. Of the cash consideration, $500,000 is payable on the LOI Effective Date and the remainder is payable 14 months thereafter. The 12,000,000 units of Ansell are due to be issued to Eagle Trail on the LOI Effective Date. Each unit of Ansell to be issued to Eagle Trail will consist of one common share and 0.67 share purchase warrants with one full warrant being exercisable to purchase one additional common share of Ansell at a price of $0.30 in the first year and $0.35 in the second year.

GUINNESS EXPLORATION, INC. AND SUBSIDIARY
(An Exploration Stage Company)

Notes to Consolidated Financial Statements
(Unaudited)

Upon approval by the Canadian TSX Venture Exchange, Ansell will become the Operator of the project. Subject to Ansell first acquiring the 49% undivided interest in and to the Property, Ansell has received the further right to increase its interests to an 85% undivided interest of which 26% can be earned by Ansell delivering to Eagle Trail and Guinness a bankable Feasibility Study on the Property and the final 10% can be earned by Ansell placing the Charlotte Project into commercial production. The Transaction is subject to prior TSX Venture Exchange approval and for the purposes of the LOI, the Effective Date is defined in the LOI as the date TSX Venture Exchange approval is obtained to the Transaction. Under the Nantawa Agreement between Guinness and Eagle Trails signed November 19, 2009, the Charlotte Project was encumbered with a 3% net smelter royalty (“NSR”) due and payable to Eagle Trail. Under the LOI, Ansell has acquired the right to purchase 1% of this NSR in consideration of the sum of $1,500,000 provided Ansell has first acquired a 75% undivided interest in and to the Charlotte Project. Subject to Ansell acquiring an 85% interest in and to the Charlotte Project, Guinness will retain a 7% carried working interest in and to the Charlotte Project and Eagle Trail will retain an 8% carried working interest.

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

Assay Results

Subsequent to the end of the quarter ended August 31, 2010, on October 18, 2010, the Company reported results of its summer exploration program in the following press release:

Guinness pulls multiple high-grade cores in 6 drill holes
at its Charlotte Project, Yukon

Wellington, New Zealand – October 18, 2010 - Guinness Exploration (“Guinness” or the “Company”) (OTC-BB: GNXP) is pleased to report that it has completed its 2010 drill program at its Charlotte Project near Mt. Nansen in the Yukon Territory, Canada. Core drilling was conducted to confirm prior drill intercepts and to expand on known gold and silver mineralization along strike and down dip. The Company completed a total of 1,451.68 metres in fourteen diamond drill holes in the Flex zone, one of five known mineralized zones on the property.

The drill holes were chosen specifically to test a 450m strike length of the Flex Zone at various depths. The holes tested gold and silver grades and thicknesses to confirm previously drilled holes (to view a map of the property, drill hole locations and other information, visit www.guinnessexploration.com).

New holes confirmed and previous holes as set out below:

2010 confirmation holes	Previous holes
DDH 10-240	DDH 98-193
DDH 10-241	DDH 98-194
DDH 10-242	DDH 86-30
DDH 10-243	DDH 94-139
DDH 10-244	DDH 95-164
DDH 10-245	DDH 94-141

Results are tabulated below.  The 2010 confirmation holes are shown in regular font, with increased widths shown in bold font.  Results of the previous holes are shown in an italics font for comparison on a hole by hole basis.

(continued)

Drill Hole #	Dip	Azimuth		From:	To:	Width	Au (g/t)	Ag (g/t)

DDH-10-240	-50 degrees	078		59.6	90.85	31.25	1.66	67.91
			Including	66.3	68	1.7	13.14	778.03
				73.5	74.35	0.85	3.09	81.6
				78.8	79.3	0.5	8.68	172.9
				89.9	90.85	0.95	2.21	103.6
			and	96	97.75	1.75	1.89	60
confirming DDH 98-193						12.3	6.82	266.65

DDH-10-241	-50 degrees	078		58.25	82.5	24.25	1.77	115.96
			Including	64.75	64.95	0.2	22.8	2946
				67.15	68.6	1.45	2.56	97.4
				81.6	82.5	0.9	23.81	973.44
confirming DDH 98-194						9.9	5.9	87.1

DDH-10-242	-50 degrees	045		15.85	21.5	5.65	8.61	186.2
			Including	15.85	17.95	2.1	9.73	337
				19.4	21.5	2.1	12.92	152.23
				36	36.7	0.7	3.56	58.8
confirming DDH 86-30						8.07	3.85	209.13

DDH-10-243	-50 degrees	045		19.45	48.35	28.9	5.06	138.09
			Including	28.35	31.4	3.05	14.02	28.57
				33.25	34.65	1.4	6.58	298
				37.5	40.55	3.05	14.3	55.5
				46.05	48.35	2.3	11.8	1215
confirming DDH 94-139						22.05	4.15	161.24

DDH-10-244	-50 degrees	045		12.2	20.75	8.55	2.19	64.2
			Including	14.55	15.75	1.2	4.37	193
confirming DDH 95-164						10.01	5.31	70.9

DDH-10-245	-60 degrees	045		57	62.35	5.35	20.91	131.54
			Including	58.8	61.85	3.05	35.6	18.1
confirming DDH 94-141						7.62	6.01	246.12

The Flex Zone occurs as two sub-parallel anastamosing quartz-sulfide vein systems, known historically as the “Hanging Wall” and “Footwall” veins. Veins host strong gold and silver mineralization associated primarily with pyrite and lesser arsenopyrite, stibnite, galena and sphalerite. Veins often exhibit propylitic, phyillic, argillic and silicic alteration in broad alteration envelopes.

The Flex Zone is hosted in an assemblage of metamorphic rocks comprised dominantly of quartz-feldspar+/-chlorite gneiss which grades locally into quartzite. Dark green amphbolite gneiss, comprised of equal parts plagioclase and actinolite, is commonly intercalated with the quartz-feldspar gneiss. These older rocks are cut by narrow quartz-feldspar dykes and sills. The north end of the Flex Zone, in the vicinity of 10-240 and 241, is underlain by a quartz-feldspar porphyry stock at depth.

Guinness management is extremely pleased with these initial results. Consulting geologist John Hiner commented, “We are well pleased with the level of gold and silver values, and the values match well with previous results.  Although these intersections are not true widths, we have confirmed the mineralized zones in all five holes, and have increased mineralized thicknesses in three of the five holes reported to date. These zones are substantially wider than has been reported previously, and we believe we have now demonstrated that there is an excellent opportunity to define a bulk-mineable deposit at this project.”

Results are pending for the remainder of the drill holes. When received and collated, these will be reported.

Further to the drill results, and as part of the confirmation and step out drill program, the Company conducted extensive excavator trenching on two new mineral targets.  Results are arriving from the laboratory, and are in compilation. Once reviewed and confirmed, these will be reported as well.

For more information please contact Investor Relations at phone: 1-800-841-2788

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION
Safe Harbour Statement under the Private Securities Litigation Reform Act of 1995

Certain information contained in this press release, including any information as to our strategy, plans or future financial or operating performance and other statements that express management's expectations or estimates of future performance, constitute “forward-looking statements.” All statements, other than statements of historical fact, are forward-looking statements. The words “believe,” “expect,” “will,” “anticipate,” “contemplate,” “target,” “plan,” “continue,” “budget,” “may,” “intend,” “estimate,” “project” and similar expressions identify forward-looking statements. In this press release, the expressions:“... we believe we have now demonstrated that there is an excellent opportunity to define a bulk-mineable deposit at this project,” “Results are pending for the remainder of the drill holes. When received and collated, these will be reported,” and “Results are arriving from the laboratory, and are in compilation.  Once reviewed and confirmed, these will be reported as well.” are forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements, including, but not limited to, certain delays beyond the company's control with respect to mining operations, changes in the worldwide price of gold, silver, or certain other commodities; legislative, political or economic developments in the jurisdictions in which the Company carries on business; operating or technical difficulties in connection with mining or development activities; employee relations; contests over title to properties; and the risks involved in the exploration, development and mining business. The Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise, except as required by applicable law.
- - -

Other Recent Developments

Stock Options Plan

On July 12, 2010, the board approved and adopted the Company’s 2010 Equity Incentive Plan (the “Plan”), pursuant to which up to an aggregate of 10,000,000 options with a maximum exercise term of 10 years for 10,000,000 shares of the Corporation’s common stock are reserved for issuance to employees and non-employee, directors of, and consultants to the Company in connection with their retention and/or continued employment by the Company. No options under the Plan have yet been vested.

On September 19, 2010, the Board approved option grants to Directors, Officers and staff totalling 4,450,000 Options for purchase of 4,450,000 common shares of the Company. These Options have terms of between 5 to 10 years; exercise prices, based on a Fair Market Valuation by the Board, ranging between $0.33 to $0.363 per share; and all vest either in two equal parts on May 31, 2010 and May 31, 2011, or fully in the event of a takeover offer or sale of a significant body of assets of the Company.

On September 28, 2010, the Board of Directors and Majority Stockholders of Guinness approved the following amendments to the Company’s 2010 Equity Incentive Plan: (i) Section 2.3  Individual Award Limitation is amended from a maximum grant of 10% to a maximum grant of 20% to any individual; (ii)  Section 10  Transferability is amended to allow for transfers by grantees; (iii) Section 17.1 Assumption or Replacement of Awards by Successor is amended to provide allowance for full vesting of Options in the event of mergers, consolidations, dissolutions or liquidation, or sale of substantially all of the assets of the Company.

Mr. Alastair Brown, who is President and CEO of the Company and who classifies as a ten percent shareholder for regulatory purposes, has received a grant of 2,000,000 options to purchase 2,000,000 common shares of Guinness at a price of $0.363 per share, with vesting of 1,000,000 options on May 31, 2011 and 1,000,000 options on May 31, 2012. Per the terms of the Plan, the exercise price of these Options was set at a premium of 10% to the Fair Market Valuation price set by the board on grant date.

A copy of Mr. Brown’s Option Grant Agreement is attached to this Form 10-Q as Material Definitive Agreement Exhibit 10.4.

Nantawa Modification Agreement

On October 12, 2010, Guinness signed the Nantawa Modification Agreement with Eagle Trail Properties Inc. (“ETPI”) in which Guinness received full vesting of a 49% interest in 175 full or fractional mineral claims/leases located in the Mount Nansen area of the Whitehorse Mining District of the Yukon Territory, Canada (the “Mineral Claims”). The other 51% interest in the Mineral Claims was retained by ETPI. The Mineral Claims had been part of the Nantawa Agreement signed between the Company and ETPI on November 19, 2009 and amended February 4, 2010, under which the Company acquired the right to purchase the Mineral Claims and an additional set of 47 mineral claims/leases (the “Tawa Claims”) from ETPI for total consideration of US$1,005,668 (comprised of: US$943,868 cash, plus 60,000,000 restricted common shares of Guinness valued at US$0.00103 per share for a total share value of $61,800).

Cash payments under the Nantawa Agreement had been scheduled to be made in two equal installments of US$471,934, the first due by May 30, 2010 and the second due by November 30, 2010. The Company met its first payment, but projected it would not have the resources to fulfill the second payment by November 30, 2010 and the Board determined it was in the best interests of the Company to negotiate revised purchase terms from ETPI for the Mineral Claims.

To provide consideration to ETPI, the Company agreed to waive its rights under the Nantawa Agreement to the Tawa Claims, which had lapsed while in trust with ETPI.

In sum, the Nantawa Modification Agreement has resolved the Tawa Claims matter between the parties and has provided the Company an immediate vesting of a 49% interest in the Mineral Claims without the requirement to make further payments to ETPI.

A copy of the Nantawa Modification Agreement was filed as an Exhibit to a Form 8-K on October 12, 2010 and is incorporated herein by reference as Exhibit 10.5.

Staff Changes

On October 12, 2010, Mr. Nigel Mattison was appointed to the position of Secretary and Treasurer of the Company. Mr. Mattison is also a director of the Company. Mr. Mattison replaces Mr. John Hiner, who due to other work considerations, resigned his positions as Chief Geologist, Vice President, and Secretary and Treasurer of the Company that same day. In regards to Mr. Hiner’s resignation, there was no disagreement with the Company relating to its operations, policies or practices and Mr. Hiner and the Company negotiated a continued role for Mr. Hiner as its primary technical geological consultant. Mr. Hiner reports that he expects to remain involved in its exploration activities for the forseeable future.

Execution of Letter of Intent

On October 12, 2010, we also executed a Letter of Intent (“LOI”) with Ansell Capital Corp. (“Ansell”), TSX: ACP, and ETPI wherein Ansell will provide funding for development of the Charlotte Project (formerly named the “Nantawa Project”) in the Mount Nansen area of the Whitehorse Mining Division, of the Yukon Territory.

Under the LOI, Ansell will be allowed to acquire up to an 85% undivided interest in the 128 mineral claims which form the Charlotte Project. 49% of the interest to be acquired, can be acquired by Ansell paying to ETPI the sum of $1,000,000 (all dollar figures in this section are converted from Cdn$ at par), issuing 12,000,000 units of Ansell to ETPI and by expending $5,000,000 on exploration of the Property within 3 years from the LOI Effective Date, of which $2,000,000 is to be spent in the first year. Of the cash consideration, $500,000 is payable on the LOI Effective Date and the remainder is payable 14 months thereafter. The 12,000,000 units of Ansell are due to be issued to ETPI on the LOI Effective Date. Each unit of Ansell to be issued to ETPI will consist of one common share and 0.67 share purchase warrants with one full warrant being exercisable to purchase one additional common share of Ansell at a price of $0.30 in the first year and $0.35 in the second year.

Upon approval by the Canadian TSX Venture Exchange, Ansell will become the Operator of the project. Subject to Ansell first acquiring the 49% undivided interest in and to the Property, Ansell has received the further right to increase its interests to an 85% undivided interest of which 26% can be earned by Ansell delivering to ETPI and Guinness a bankable Feasibility Study on the Property and the final 10% can be earned by Ansell placing the Charlotte Project into commercial production. The Transaction is subject to prior TSX Venture Exchange approval and for the purposes of the LOI, the Effective Date is defined in the LOI as the date TSX Venture Exchange approval is obtained to the Transaction. Under the Nantawa Agreement between Guinness and ETPIs signed November 19, 2009, the Charlotte Project was encumbered with a 3% net smelter royalty (“NSR”) due and payable to ETPI. Under the LOI, Ansell has acquired the right to purchase 1% of this NSR in consideration of the sum of Cdn$1,500,000 provided Ansell has first acquired a 75% undivided interest in and to the Charlotte Project.

Subject to Ansell acquiring an 85% interest in and to the Charlotte Project, Guinness will retain a 7% carried working interest in and to the Charlotte Project and ETPI will retain an 8% carried working interest.

The terms of acquisition are subject to Ansell receiving a technical report on the Property prepared in compliance with Canadian Securities Administrators’ National Instrument 43-101 satisfactory to the TSX Venture Exchange and the Transaction being accepted by the TSX Venture Exchange for filing on or before February 1st, 2011.

A copy of the Letter of Intent was filed as an Exhibit to a Form 8-K on October 14, 2010 and is incorporated herein by reference as Exhibit 10.6.

Exploration properties description and location

The Charlotte Project is located in the Whitehorse Mining District on NTS map sheet 105I-03 (Figures 1).  The complete claim group includes 128 full or fractional quartz mineral claims (Table 1). Total size of the claim group is  2,336.14 square hectares.  The central block of the  Charlotte Project is some 185 km NNW of Whitehorse. The Charlotte Project claim group measure 8.7 km in the NS direction and 5.1 km in the EW direction. The approximate geographical location of the Charlotte Project claim block is shown in Table 2.

Figure 1:   Road access to the Charlotte Project
(Modified from Eaton and Archer, 1989 and Stroshein, 2007a)

* Map source: Eaton and Archer, 1989
Feldspar Porphyry Stocks
0 5 10
SCALE (Km)
N
* Map source:
Stroshein, 2007a
Dawson
MAP AREA
Carmacks
Whitehorse
Big Creek Fault
Mount
Freegold
Mount Freegold Road
To Dawson
Mount
Nansen
Mount Nansen
Porphyry
Mount Nansen Road
Carmacks
Brown
McDade
Webber
Flex
Huestis
Veins
Mill
62° 00'
136° 45'
To Whitehorse
KLAZA
BRX
Creek
Creek
GOULTER
Victoria
ORLOFF KING
Nansen
WEBBER
DICKSON
FLEX
BROWN-
McDADE
HUESTIS
MILL
0 1 2 3 Km
Vein deposits
River
Road
Placer workings
Airstrip

Table 1:   Claim list for Charlotte Project

No.	Claim	Registered Claim Owner	Grant Number	Expiry Date	Area (Ha)	Comments
1	ROSE	Nantawa Resources Inc.	04241	09/10/2019	20.42	Lease
2	GOLDEN EAGLE	Nantawa Resources Inc.	04278	09/10/2019	20.96	Lease
3	WAR EAGLE	Nantawa Resources Inc.	04279	09/10/2019	20.77	Lease
4	SHAMROCK	Nantawa Resources Inc.	04354	09/10/2019	20.73	Lease
5	SPOT	Nantawa Resources Inc.	04361	09/10/2019	19.92	Lease
6	ARLEP	Nantawa Resources Inc.	04368	09/10/2019	14.48	Lease
7	PHYLLIS	Nantawa Resources Inc.	04369	09/10/2019	20.26	Lease
8	RUB	Nantawa Resources Inc.	55633	09/10/2019	1.84	Lease
9	PUB	Nantawa Resources Inc.	55663	09/10/2019	1.93	Lease
10	SUN DOG	Nantawa Resources Inc.	55665	09/10/2019	3.20	Lease
11	CUB	Nantawa Resources Inc.	55666	09/10/2019	1.29	Lease
12	JAM	Nantawa Resources Inc.	55890	09/10/2019	11.64	Lease
13	PAM	Nantawa Resources Inc.	55892	09/10/2019	2.64	Lease
14	DOME 1	Nantawa Resources Inc.	73537	06/02/2014	15.10	-
15	DOME 2	Nantawa Resources Inc.	73538	06/02/2014	15.51	-
16	DOME 3	Nantawa Resources Inc.	73539	06/02/2014	17.29	-
17	DOME 4	Nantawa Resources Inc.	73540	06/02/2014	17.98	-
18	DOME 6	Nantawa Resources Inc.	73542	06/02/2014	17.32	-
19	DOME 7	Nantawa Resources Inc.	73543	06/02/2014	25.34	-
20	DOME 8	Nantawa Resources Inc.	73694	06/02/2014	12.47	-
21	DOME 14	Nantawa Resources Inc.	73700	06/02/2014	21.07	-
22	DOME 16	Nantawa Resources Inc.	73702	06/02/2014	20.61	-
23	DOME 17	Nantawa Resources Inc.	73703	06/02/2014	18.41	-
24	DOME 18	Nantawa Resources Inc.	73704	06/02/2014	18.56	-
25	DOME 19	Nantawa Resources Inc.	73705	06/02/2014	16.73	-
26	DOME 20	Nantawa Resources Inc.	73706	06/02/2014	13.42	-
27	JOANNE 1	Nantawa Resources Inc.	74283	06/02/2014	19.79	-
28	JOANNE 2	Nantawa Resources Inc.	74284	06/02/2014	19.51	-
29	JOANNE 3	Nantawa Resources Inc.	74285	06/02/2014	20.36	-
30	JOANNE 4	Nantawa Resources Inc.	74286	06/02/2014	14.78	-
31	JOANNE 5	Nantawa Resources Inc.	74287	06/02/2014	19.83	-
32	JOANNE 6	Nantawa Resources Inc.	74288	06/02/2014	19.69	-
33	DOME 25	Nantawa Resources Inc.	77746	06/02/2014	15.19	-
34	DOME 26	Nantawa Resources Inc.	77747	06/02/2014	22.54	-
35	DOME 27	Nantawa Resources Inc.	77748	06/02/2014	20.32	-
36	DOME 28	Nantawa Resources Inc.	77749	06/02/2014	21.74	-
37	DOME 33	Nantawa Resources Inc.	77754	06/02/2014	25.50	-
38	DOME 34	Nantawa Resources Inc.	77755	06/02/2014	23.29	-
39	DOME 35	Nantawa Resources Inc.	77756	06/02/2014	22.39	-
40	DOME 36	Nantawa Resources Inc.	77757	06/02/2014	23.97	-

No.	Claim	Registered Claim Owner	Grant Number	Expiry Date	Area (Ha)	Comments
41	DOME 37	Nantawa Resources Inc.	77758	06/02/2014	14.23	-
42	DOME 38	Nantawa Resources Inc.	77759	06/02/2014	18.48	-
43	DOME 39	Nantawa Resources Inc.	77760	06/02/2014	14.95	-
44	DOME 40	Nantawa Resources Inc.	77761	06/02/2014	20.51	-
45	DOME 41	Nantawa Resources Inc.	77762	06/02/2014	20.76	-
46	DOME 42	Nantawa Resources Inc.	77763	06/02/2014	19.93	-
47	DOME 43	Nantawa Resources Inc.	77764	06/02/2014	20.47	-
48	DOME 49	Nantawa Resources Inc.	77770	06/02/2014	8.18	-
49	DOME 50	Nantawa Resources Inc.	77771	06/02/2014	18.83	-
50	DOME 51	Nantawa Resources Inc.	77772	06/02/2014	19.05	-
51	DOME 52	Nantawa Resources Inc.	77773	06/02/2014	21.85	-
52	DOME 53	Nantawa Resources Inc.	77774	06/02/2014	22.80	-
53	DOME 54	Nantawa Resources Inc.	77775	06/02/2014	14.69	-
54	DOME 55	Nantawa Resources Inc.	77776	06/02/2014	13.09	-
55	DOME 56	Nantawa Resources Inc.	77777	06/02/2014	13.35	-
56	DOME 57	Nantawa Resources Inc.	77778	06/02/2014	20.47	-
57	DOME 58	Nantawa Resources Inc.	77779	06/02/2014	19.41	-
58	DOME 60	Nantawa Resources Inc.	77781	06/02/2014	20.06	-
59	DOME 61	Nantawa Resources Inc.	77782	06/02/2014	18.91	-
60	DOME 63	Nantawa Resources Inc.	77784	06/02/2014	22.51	-
61	DOME 64	Nantawa Resources Inc.	77785	06/02/2014	22.88	-
62	DOME 65	Nantawa Resources Inc.	77786	06/02/2014	20.66	-
63	DOME 66	Nantawa Resources Inc.	77787	06/02/2014	21.18	-
64	DOME 78	Nantawa Resources Inc.	81842	06/02/2014	25.41	-
65	DOME 79	Nantawa Resources Inc.	81843	06/02/2014	24.10	-
66	DOME 80	Nantawa Resources Inc.	81844	06/02/2014	24.20	-
67	DOME 81	Nantawa Resources Inc.	81845	06/02/2014	22.52	-
68	DOME 82	Nantawa Resources Inc.	81846	06/02/2014	23.26	-
69	DOME 83	Nantawa Resources Inc.	81847	06/02/2014	18.72	-
70	DOME 84	Nantawa Resources Inc.	81848	06/02/2014	19.37	-
71	DOME 86	Nantawa Resources Inc.	81850	06/02/2014	20.76	-
72	HIW 9	Nantawa Resources Inc.	YA23835	06/02/2014	19.44	-
73	HIW 10	Nantawa Resources Inc.	YA23836	06/02/2014	20.83	Fractions
74	HIW 11	Nantawa Resources Inc.	YA23837	06/02/2014	21.55	Fractions
75	HIW 12	Nantawa Resources Inc.	YA23838	06/02/2014	19.93	Fractions
76	HIW 13	Nantawa Resources Inc.	YA23839	06/02/2014	20.72	-
77	HIW 14	Nantawa Resources Inc.	YA23840	06/02/2014	19.55	-
78	HIW 15	Nantawa Resources Inc.	YA23841	06/02/2014	20.15	-
79	HIW 16	Nantawa Resources Inc.	YA23842	06/02/2014	19.86	-
80	HIW 17	Nantawa Resources Inc.	YA23843	06/02/2014	19.92	-

No.	Claim	Registered Claim Owner	Grant Number	Expiry Date	Area (Ha)	Comments
81	HIW 1	Nantawa Resources Inc.	YA24813	06/02/2014	4.74	Fractions
82	HIW 2	Nantawa Resources Inc.	YA24814	06/02/2014	5.15	Fractions
83	HIW 7	Nantawa Resources Inc.	YA24819	06/02/2014	3.01	Fractions
84	DD 1	Nantawa Resources Inc.	YA59596	06/02/2014	20.62	-
85	DD 2	Nantawa Resources Inc.	YA59597	06/02/2014	22.35	-
86	DD 15	Nantawa Resources Inc.	YA59610	06/02/2014	19.20	-
87	DD 16	Nantawa Resources Inc.	YA59611	06/02/2014	19.21	-
88	DD 17	Nantawa Resources Inc.	YA59612	06/02/2014	19.37	-
89	DD 18	Nantawa Resources Inc.	YA59613	06/02/2014	19.85	-
90	DD 19	Nantawa Resources Inc.	YA59614	06/02/2014	20.17	-
91	DD 20	Nantawa Resources Inc.	YA59615	06/02/2014	19.90	-
92	DD 21	Nantawa Resources Inc.	YA59616	06/02/2014	19.64	-
93	DD 22	Nantawa Resources Inc.	YA59617	06/02/2014	19.17	-
94	DD 23	Nantawa Resources Inc.	YA59618	06/02/2014	18.69	-
95	DD 24	Nantawa Resources Inc.	YA59619	06/02/2014	18.30	-
96	DD 25	Nantawa Resources Inc.	YA59620	06/02/2014	18.18	-
97	DD 26	Nantawa Resources Inc.	YA59621	06/02/2014	17.65	-
98	DD 27	Nantawa Resources Inc.	YA59622	06/02/2014	19.49	-
99	DD 28	Nantawa Resources Inc.	YA59623	06/02/2014	18.71	-
100	TBR 1	Nantawa Resources Inc.	YA86690	06/02/2014	8.92	-
101	TBR 2	Nantawa Resources Inc.	YA86691	06/02/2014	20.16	-
102	TBR 3	Nantawa Resources Inc.	YA86692	06/02/2014	20.03	-
103	TBR 4	Nantawa Resources Inc.	YA86693	06/02/2014	20.84	-
104	TBR 5	Nantawa Resources Inc.	YA86694	06/02/2014	18.34	-
105	TBR 6	Nantawa Resources Inc.	YA86695	06/02/2014	20.92	-
106	TBR 7	Nantawa Resources Inc.	YA86696	06/02/2014	15.96	-
107	TBR 8	Nantawa Resources Inc.	YA86697	06/02/2014	21.79	-
108	ONT 38	Nantawa Resources Inc.	YA87204	06/02/2014	20.26	-
109	ONT 40	Nantawa Resources Inc.	YA87206	06/02/2014	18.34	-
110	ONT 42	Nantawa Resources Inc.	YA87208	06/02/2014	5.73	-
111	EEK 1	Nantawa Resources Inc.	YA87210	06/02/2014	21.07	-
112	EEK 2	Nantawa Resources Inc.	YA87211	06/02/2014	20.08	-
113	EEK 3	Nantawa Resources Inc.	YA87212	06/02/2014	20.70	-
114	EEK 4	Nantawa Resources Inc.	YA87213	06/02/2014	20.68	-
115	EEK 5	Nantawa Resources Inc.	YA87214	06/02/2014	20.80	-
116	EEK 6	Nantawa Resources Inc.	YA87215	06/02/2014	19.58	-
117	EEK 7	Nantawa Resources Inc.	YA87216	06/02/2014	19.97	-
118	EEK 8	Nantawa Resources Inc.	YA87217	06/02/2014	21.91	-
119	EEK 9	Nantawa Resources Inc.	YA87218	06/02/2014	22.64	-
120	EEK 14	Nantawa Resources Inc.	YA87223	06/02/2014	21.36	-

No.	Claim	Registered Claim Owner	Grant Number	Expiry Date	Area (Ha)	Comments
121	EEK 15	Nantawa Resources Inc.	YA87224	06/02/2014	21.22	-
122	EEK 16	Nantawa Resources Inc.	YA87225	06/02/2014	21.76	-
123	EEK 17	Nantawa Resources Inc.	YA87226	06/02/2014	20.01	-
124	EEK 18	Nantawa Resources Inc.	YA87227	06/02/2014	20.74	-
125	ONT 44	Nantawa Resources Inc.	YA92655	06/02/2014	16.80	-
126	ONT 45	Nantawa Resources Inc.	YA92656	06/02/2014	12.91	-
127	ONT 46	Nantawa Resources Inc.	YA92657	06/02/2014	18.48	-
128	ONT 47	Nantawa Resources Inc.	YA92658	06/02/2014	14.41	-
	Total				2,336.14

Table 2:   Coordinates of the corners of the Charlotte Project claim block

Corner	N-S	E-W
NW	62o06.0’ N	137o12.0’ W
NE	62o05.5’ N	137o05.8’ W
SE	62o01.2’ N	137o05.3’ W
SW	62o02.4’ N	137o11.7’ W

Accessibility, Climate, Local Resources, Infrastructure and Physiography

The Charlotte Project is located approximately 180 km northwest of Whitehorse and 60 km west of the Village of Carmacks in the Yukon Territory. This property is accessible from Whitehorse via the Klondike highway to the town of Carmacks and then via an all weather gravel road. Carmacks is 170 km north of Whitehorse. Whitehorse is connected to Vancouver, Edmonton, and Calgary by air service. The Charlotte Project is facilitated with an extensive network of gravel and dirt roads (Figure 1).

The Charlotte Project lies northwest of the maximum advance of the Wisconsin ice sheet, and, consequently, are not affected by the Pleistocene continental glaciations (Figure 2; Eaton and Archer, 1989). This resulted in deep weathering in the properties reaching to depths of over 70 m from the topographic surface (Denholm et al, 2000; Roder, 1996). In mineralized zones, sulphides are commonly altered into limonite and other oxides (Denholm et al, 2000; Melling, 1995; Roder, 1996). The topography in the two properties is hilly with rounded ridges and shallow valleys. Local elevation ranges from 1030 m to 1560 m (Melling, 1995; Rodger, 1996).

Permafrost is widespread in the area and varies according to the amount of vegetation and slope facing direction (Stroshein, 2007b). In the north-facing slopes, permafrost is frozen all year around and in the south-facing slopes permafrost thaw to a depth of 1-2 m in the summer (Eaton and Archer, 1989; Roder, 1996).

The average precipitation in the Charlotte Project is approximately 25 cm, most of which falls as rain in the summer months (Stroshein, 2007b). Snow fall is normally 30-40 cm deep in late winter. The average monthly temperature ranges from -25oC in January to 15oC in July (Stroshein, 2007b).

The Charlotte Project is situated in the traditional Territory of the Little Salmon/Carmacks First Nation (Stroshein, 2007b). At the mine site, there is no infrastructure other than the mine plant and buildings. The village of Carmacks has been established since 1893 and has provided fuel for river steamboats, a roadhouse on the Whitehorse to Dawson stage run, and an area service center (Campbell, 1994). In the Village of Carmacks, there reside approximately 500 people. The village is also the main and administrative center of the Little Salmon Traditional Lands.

Additional information:

Full text of a Report completed by Robert S. Middleton, P.Eng on November 27, 2009 regarding the Charlotte Project can be found at our website: www.guinnessexploration.com.

Figure 2:   Glaciation, Dawson Range, Yukon Territory

Results of Operations for the Three Month Periods Ended August 31, 2010 and August 31, 2009 and the Exploration Stage Period from July 15, 2005 to August 31, 2010

Our operating results for the three month periods ended August 31, 2010 and August 31, 2009 and the Exploration Stage Period of July 15, 2005 to August 31, 2010 (the ‘Exploration Stage’) are summarized as follows:

	August 31, 2010	August 31, 2009	Exploration Stage
Revenue	$-	$-	$-
Expenses	$591,338	$6,466	$2,092,909
Net loss from operations	$(591,338)	(6,466)	(2,092,909)
Interest expense	$-	(1,087)	(8,037)
Cancelation of debt	$471,934	-	471,934
Net Loss	$(119,404)	$(7,553)	$(1,629,012)

Revenues

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

Expenses

Exploration Costs
Exploration costs were $485,558 and $nil for the three month periods ended August 31, 2010 and August 31, 2009, respectively. Exploration expenses for the Exploration Stage totaled $662,973. During the current period, exploration expenses related to fees paid to our Chief Geologist, fees for geological consulting services, and geological general contractor fees and expenditures. We expect exploration expenses to increase substantially during the next twelve months as we continue with our exploration strategic plan.

Professional Fees
Profession fees were $49,444 and $5,683 for the three month periods ended August 31, 2010 and August 31, 2009, respectively. Professional fees for the Exploration Stage totaled $264,614. During the current period, professional fees included fees paid to our CEO, Director, and expenses for legal, auditor and accounting fees. In the next twelve months, we project professional fees will increase modestly or remain at current levels.

Administrative Expenses
Administrative expenses were $35,483 and $783 for the three month periods ended August 31, 2010 and August 31, 2009, respectively. During the Exploration Stage Period administrative expenses totaled $76,519. During the current period administrative fees were primarily composed of office expenses, bank charges and filing fees related to our SEC filings. We expect administrative fees to see a moderate increase during the coming year as we continue implementation of our strategic plans.

Investor Relations
Investor Relations expenses comprise costs for press releases, maintenance of the Company’s website and other investor information initiatives. During the three month periods ended August 31, 2010 and August 31, 2009, these expenses totaled $20,853 and $nil, respectively. For the Exploration Stage Period, Investor Relations expenses totaled $67,149. We anticipate Investor Relations expenses will increase substantially during the coming year as we continue our efforts to raise further capital and keep investors informed of Company developments.

Impairment Losses on Mineral Properties
During the three month periods ended August 31, 2010 and August 31, 2009, impairment losses on mineral properties were $(471,934) and $nil respectively. Total impairment loss for the Exploration Stage Period of $549,270.

Net Loss

We incurred a net loss of $(119,404) for the three months ended August 31, 2010 compared with a net loss of $(7,553) for the same period ended August 31, 2009. The comparative increase of our net loss was due to expenses related to the activation of our exploration program.

Liquidity and Capital Resources

Our financial position as at August 31, 2010 and 2009 are as follows:

Net Working Capital

	As at August 31, 2010	As at May 31, 2009

Current Assets	$552,128	$1,164,953
Current Liabilities	65,840	559,261
Net Working Capital (Deficiency)	486,288	605,692

Our net working capital  decreased from 605,692 at May 31, 2009 to $486,288 at August 31, 2010 due to expenditures on our exploration program.

Cash Flows - three months

	Three month ended August 31, 2010	Three months ended August 31, 2009

Net cash (used) by Operating Activities	$(520,382)	$(6,683)
Net cash (used) by Investing Activities	-	-
Net cash provided in Financing Activities	-	-
Increase (Decrease) in Cash during the Period	(520,382)	(6,683)
Cash, Beginning of Period	973,227	20,638
Cash, End of Period	452,845	13,955

Since the date of our incorporation to August 31, 2010, we have raised $2,053,500 though private placements of our common shares. As of August 31, 2010 we had cash on hand of $452,845 and prepaid expenses of $99,283.

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

As of August 31, 2010, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the criteria established by COSO management concluded that the Company's internal control over financial reporting was not effective as of August 31, 2010, as a result of the identification of the material weaknesses described below.

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

Changes in Internal Control over Financial Reporting

During the first quarter of the Company’s fiscal year ended May 31, 2011, no material changes were made to the Company’s internal control over financial reporting

Remediation Plan

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

LIQUIDITY AND CAPITAL RESOURCES ARE UNCERTAIN.

For the three months ended August 31, 2010, the Company had a Net Loss of $(119,404). The Company may need to raise additional capital by way of an offering of equity securities, an offering of debt securities, or by obtaining financing through a bank or other entity. The Company has not established a limit as to the amount of debt it may incur nor has it adopted a ratio of its equity to debt allowance. If the Company needs to obtain additional financing, there is no assurance that financing will be available from any source, that it will be available on terms acceptable to us, or that any future offering of securities will be successful. If additional funds are raised through the issuance of equity securities, there may be a significant dilution in the value of the Company’s outstanding common stock. The Company could suffer adverse consequences if it is unable to obtain additional capital which would cast substantial doubt on its ability to continue its operations and growth.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The Company has no senior securities outstanding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

(a)   During the quarter there was no information which would have been required to be filed via a report on Form 8-K which was not filed as such.

(b)   During the quarter there were no material changes to the procedures by which security holders may recommend nominees to the registrant’s board of directors.

ITEM 6.  EXHIBITS

EXHIBIT INDEX

Number	Exhibit Description

3.1	Articles of Incorporation(4)
3.2	Certificate of Amendment of Articles of Incorporation(4)
3.3	Bylaws(4)
10.1	Nantawa Material Definitive Agreement(2)
10.2	Amendment to the Nantawa Agreement dated February 4, 2010(3)
10.3	Promissory Note(3)
10.4	A. Brown Options Agreement
10.5	Nantawa Modification Agreement(4)
10.6	Letter of Intent(5)
14.1	Code of Ethics(1)
31.1	Certificate of President (chief executive officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Financial Officer (principal financial officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of President (chief executive officer) and Treasurer (principal financial officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to our registration statement on Form SB-2 filed December 27, 2006 and incorporated herein by this reference
(2)	Filed as an exhibit to a Current Report on Form 8-K on November 20, 2009 and incorporated herein by this reference
(3)	Filed as an exhibit to a Current Report on Form 8-K on April 9, 2010 and incorporated herein by this reference
(4)	Filed as an exhibit to a Current Report on Form 8-K on October 12, 2010 and incorporated herein by this reference.
(5)	Filed as an exhibit to a Current Report on Form 8-K on October 14, 2010 and incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUINNESS EXPLORATION, INC.

/s/ Alastair Brown
Alastair Brown
President & CEO, CFO

Dated: October 19, 2010