Form 10-Q
period 2010-11-30
Guinness Exploration, Inc
filed 2011-01-19
CIK 1373024

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarter Ended November 30, 2010

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

Suite 515 - 125 Customs Street West
Auckland, New Zealand 1010
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

The issuer had 129,325,000 shares of common stock issued and outstanding as of January 18, 2011.

GUINNESS EXPLORATION, INC.
(An Exploration Stage Company)

Page
PART I. Financial Information

Item 1. Financial Statements.

Consolidated Balance Sheets at November 30, 2010 (unaudited) and May 31, 2010 (audited)	1

Unaudited Consolidated Statements of Operations for the three month periods ended November 30, 2010 and November 30, 2009 and the Exploration Stage Period of July 15, 2005 to November 30, 2010	2

Unaudited Consolidated Statements of Cash Flows for the three month periods ended November 30, 2010 and November 30, 2009 and the Exploration Stage Period of July 15, 2005 to November 30, 2010	3

Unaudited Consolidated Supplemental Disclosure of Cash Flow Information for the three month periods ended November 30, 2010 and November 30, 2009 and the Exploration Stage Period of July 15, 2005 to November 30, 2010	4

Unaudited Consolidated Supplemental Disclosure of Non-cash Investing and Financing Activities for the three month periods ended November 30, 2010 and November 30, 2009 and the Exploration Stage Period of July 15, 2005 to November 30, 2010	4

Unaudited Notes to Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures about Market Risk	31

Item 4. Controls and Procedures	31

PART II. Other Information	37

Item 1. Legal Proceedings	37

Item 1a. Risk Factors	37

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3. Defaults Upon Senior Securities	37

Item 4. Submission of Matters to a Vote of Security Holders	37

Item 5. Other Information	37

Item 6. Exhibits	38

Signatures	38

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS (unaudited)

QII-11
Six Month Period Ended November 30, 2010

GUINNESS EXPLORATION, INC. AND SUBSIDIARY
(An Exploration Stage Company)

Consolidated Balance Sheets

	November 30, 2010 (unaudited)	May 31, 2010 (See Note 1)
ASSETS
CURRENT ASSETS
Cash	$90,486	$973,227
Prepaid expenses	13,331	191,726
Total current assets	103,817	1,164,953

OTHER ASSETS
Mineral property (Notes 2, 4, 5, 6, 7, and 9)	-	-
Total other assets	-	-

Total assets	$103,817	$1,164,953

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$16,035	$87,327
Note payable (Note 5)	-	471,934
Total current liabilities	$16,035	$559,261

COMMITMENTS AND CONTINGENCIES (Notes 3, 4, 5, 6, 7, 8 and 9)	-	-

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred shares, 100,000,000 shares authorized with par value $0.001 authorized, 0 shares issued and outstanding	$-	$-
Common shares, 500,000,000 shares with par value $0.001 authorized, 129,325,000 and 134,325,000 issued and outstanding at November 30, 2010 and May 31, 2010, respectively (Note 7)	129,325	134,325
Paid-in Capital	1,985,975	1,980,975
Accumulated deficit in the exploration stage	(2,027,518)	(1,509,608)
Total stockholders’ equity (deficit)	$87,782	$605,692

Total liabilities and stockholders’ equity (deficit)	$103,817	$1,164,953

The accompanying notes to financial statements are an integral part of these consolidated financial statements

GUINNESS EXPLORATION, INC. AND SUBSIDIARY
 (An Exploration Stage Company)

Consolidated Statements of Operations
(Unaudited)

	Three months ended November 30, 2010		Three months ended November 30, 2009		Six months ended November 30, 2010		Six months ended November 30, 2009		July 15, 2005 (inception) through November 30, 2010

EXPENSES:
Exploration costs		$314,526		$-		$800,084		$-	$977,499
Professional fees		33,303		8,068		82,747		13,751	297,917
Administrative expenses		22,318		2,039		57,801		2,822	98,837
Investor relations		28,359		1,430		49,212		1,430	95,508
Impairments on mineral properties (Note 9)		-		-		-		-	1,021,653
Total expenses		398,506		11,537		989,844		18,003	2,491,414

Net (loss) from Operations		$(398,506)		$(11,537)		$(989,844)		$(18,003)	$(2,491,414)
OTHER INCOME (EXPENSE):
Cancelation of debt relating to property purchase		-		-		471,934		-	471,934
Interest expense		-		(1,098)		-		(2,185)	(8,037)
Net (loss)		$(398,506)		$(12,635)		$(517,910)		$(20,188)	$(2,027,517)

Loss per common share	$	Nil	$	Nil	$	Nil	$	Nil
Weighted average shares outstanding		134,297,678		71,825,000		134,297,678		71,825,000

The accompanying notes to financial statements are an integral part of these consolidated financial statements

GUINNESS EXPLORATION, INC. AND SUBSIDIARY
 (An Exploration Stage Company)

Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended November 30, 2010	Six months ended November 30, 2009	July 15, 2005 (inception) through November 30, 2010

Cash flows from operating activities:
Net loss for the period	$(517,910)	$(20,188)	$(2,027,517)
Reconciling adjustments:
Adjustments to reconcile net loss
to net cash used in operating activities:
Cancelation of debt	(471,934)	—	(471,934)
Accrued interest on shareholder loans	—	2,185	—
Mineral properties impairments	—	—	1,021,653
Net change in operating assets and liabilities
Prepaid expenses	178,395	(378)	(13,332)
Accounts payable and accrued expenses	(71,292)	1,836	16,035
Net cash (used) by operating activities	(882,741)	(16,545)	(1,475,095)

Cash flows from investing activities:
Payments for Mineral Properties	—	—	(487,919)
Net cash (used) by investing activities	—	—	(487,919)

Cash flows from financing activities:
Common stock issued for cash	—	—	2,053,500
Net cash provided by financing activities	—	—	2,053,500

Net increase (decrease) in cash	(882,741)	(16,545)	90,486

Cash, beginning of period	973,227	20,638	—

Cash, end of period	$90,486	$4,093	$90,486

The accompanying notes to financial statements are an integral part of these consolidated financial statements

GUINNESS EXPLORATION, INC. AND SUBSIDIARY
 (An Exploration Stage Company)

Consolidated Supplemental Disclosure of Cash Flow Information
(Unaudited)

	Six months ended November 30, 2010	Six months ended November 30, 2009	July 15, 2005 (inception) through November 30, 2010

Cash paid for interest	$—	$—	$8,037

Consolidated Supplemental Disclosure of Non-cash Investing and Financing Activities
(Unaudited)

	Six months ended November 30, 2010	Six months ended November 30, 2009	July 15, 2005 (inception) through November 30, 2010

Common stock issued for property purchase payment	$—	$—	$61,800
Note payable issued for property purchase payment	—	—	471,934
Cancellation of debt	(471,934)	—	(471,934)

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

At November 30, 2010, common stock equivalents outstanding included 2,500,000 common share purchase warrants. These warrants were issued as part of two unit offerings which completed on February 10, 2010 and  May 10, 2010. These offerings were respectively comprised of 1,875,000 Units priced at US$0.80 per Unit; and 625,000 Units priced at US$0.80 per Unit. In each offering, each Unit consisted of one share of common stock of Guinness (each, a "Share"); and one common share purchase warrant (each a “Warrant”) subject to adjustment for stock splits, or stock dividends. Each whole Warrant is non-transferable and entitles the holder to purchase one common share of Guinness (each, a “Warrant Share”), as presently constituted, for a period of twenty four months beginning February 10, 2010 and May 10, 2010, respectively, at a price per Warrant Share of US$2.00. These Units were issued pursuant to Regulation S of the Securities Act of 1933, as amended (“Regulation S”) and Guinness did not engage in any general solicitation or advertising regarding this Unit offering.

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

Recent Accounting Pronouncements

We do not expect the adoption of any recent accounting pronouncements to have a material effect on the financial statements of the Company.

Note 3 – Going Concern

Generally accepted accounting principles in the United States of America contemplate the continuation of the Company as a going concern. However, the Company had a net loss for the six month period ended November 30, 2010, of $(398,506). Additionally it has accumulated operating losses since its inception and has limited business operations, which raises substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company is dependent upon the continuing financial support of investors and stockholders of the Company. As of November 30, 2010, we projected the Company would need additional cash resources to operate during the upcoming 12 months. The Company intends to attempt to acquire additional operating capital through private equity offerings to the public and existing investors to fund its business plan. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Note 4 – Acquisition of Mineral Properties

Nantawa Agreement, as amended
On November 19, 2009, and as amended on February 4, 2010, the Company signed the Nantawa Agreement for purchase of a 65% ownership interest in two exploration properties in Yukon, Canada. The agreement also includes an option (the “Option”) for Guinness to increase its ownership in the properties by 35%. A copy of which agreement, and the February 4, 2010 Amendment (collectively the “Agreement”), was filed as an Exhibit to a Form 8-K filed April 9, 2010. The terms of the Nantawa Agreement specify Guinness’ wholly owned Yukon subsidiary Nantawa Resources Inc. will receive a 65% interest in the Nantawa properties in return for payment to Eagle Trail Properties Inc. (‘ETPI’) of $1,005,668 (comprised of: $943,868 cash, plus 60,000,000 restricted common shares of Guinness valued at US$0.00103 per share for a total share value of $61,800). These payments are to be made over a 12 month period in two equal installments of $471,934; plus immediate issuance to ETPI of the 60 million restricted common shares. Subsequently, Guinness was required to make a deposit of $951 to maintain the Option and then incur

GUINNESS EXPLORATION, INC. AND SUBSIDIARY
(An Exploration Stage Company)

Notes to Consolidated Financial Statements
(Unaudited)

exploration expenditures of $1,895,735 million over a two year period to earn an additional 35% interest. ETPI will retain a 3% Net Smelter Royalty. To confirm the cash payments owed by us to ETPI, we provided ETPI with a Promissory Note (the “Note”), stating our indebtedness to ETPI in the amount of $943,868. This Promissory Note was filed as Exhibit 10.3 with a Current Report on Form 8-K on April 9, 2010. To account for this event, $1,005,668 was entered as a mineral property asset, with a corresponding note payable entry. As of November 30, 2010, the Company had insufficient geological evidence, and therefore performed an impairment analysis. Based on that analysis, the Company has recorded an impairment loss on the mineral property asset.

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

Due to the elimination by ETPI on October 12, 2010 of the requirement for a payment by Guinness of $471,934 by November 30, 2010, these financial statements for the period ended November 30, 2010 include an entry to eliminate this liability. A corresponding cancelation of debt income of $471,934 has also been recorded. Per the terms of the Nantawa Modification Agreement, ETPI has also submitted to the Company, and the Company has cancelled, 5,000,000 of the 60,000,000 restricted common shares previously issued to ETPI as a property payment. This cancellation was recorded through a reduction in Paid in Capital of $5,150.

GUINNESS EXPLORATION, INC. AND SUBSIDIARY
(An Exploration Stage Company)

Notes to Consolidated Financial Statements
(Unaudited)

Note 5 – Charlotte Project Joint Venture Letter of Intent

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

Note 6 – Note Payable

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

Per the terms of the Nantawa Modification Agreement executed on October 12, 2010, ETPI submitted to the Company, and the Company has cancelled, 5,000,000 of the 60,000,000 restricted common shares previously issued to ETPI as a property payment. This cancellation was recorded through a reduction in Paid in Capital of $5,150.

Note 8 - Stock Options

On July 12, 2010, the board approved and adopted the Company’s 2010 Equity Incentive Plan (the “Plan”), pursuant to which up to an aggregate of 10,000,000 options with a maximum exercise term of 10 years for 10,000,000 shares of the Corporation’s common stock are reserved for issuance to employees and non-employees, directors of, and consultants to the Company in connection with their retention and/or continued employment by the Company. No options under the Plan have vested.

On September 19, 2010, the Board approved option grants to Directors, Officers and staff totalling 4,450,000 Options for purchase of 4,450,000 common shares of the Company. These Options have terms of between 5 to 10 years; exercise prices ranging between $0.33 to $0.363 per share; and all vest either in two equal parts on May 31, 2011 and May 31, 2012, or fully in the event of a takeover offer or sale of a significant body of assets of the Company. Total compensation expense for these options grants has been calculated as $454,952 based on a valuation using a Black-Scholes option pricing model.

Mr. Alastair Brown, who is President and CEO of the Company and who classifies as a ‘10% shareholder’ for regulatory purposes, has received a grant of 2,000,000 options to purchase 2,000,000 common shares of Guinness at a price of $0.363 per share, with vesting of 1,000,000 options on May 31, 2011 and 1,000,000 options on May 31, 2012.

At November 30, 2010, a total of 4,450,000 options to purchase 4,450,000 shares had been issued. These options were comprised of: 1,500,000 ‘Incentive Stock Options’ issued to employees; 950,000 ‘Non-Qualified Stock Options’ issued to non-employee contractors; and 2,000,000 to Alastair Brown, who is not eligible for ‘Incentive Option status’ because he is a 10% shareholder of the Company.

A summary of changes in issued and outstanding stock options for the six month period ended November 30, 2010 is as follows:

GUINNESS EXPLORATION, INC. AND SUBSIDIARY
(An Exploration Stage Company)

Notes to Consolidated Financial Statements
(Unaudited)

	Options Outstanding	Weighted Average Exercise Price

Balance at May 31, 201	Nil	-
Granted	4,450,000	$0.343
Exercised	Nil	-
Cancelled/expired	Nil	-

Balance at November 30, 2010	4,450,000	$0.343

The following table summarizes information about the options issued and outstanding at November 30, 2010:

	Options Outstanding			Options Exercisable
Exercise Prices	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Options Outstanding(1)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)

$0.33	1,500,000	$0.330	10.0	Nil	n/a	n/a
$0.36	2,950,000	$0.363	10.0	Nil	n/a	n/a

Totals	4,450,000	$0.343	10.0	Nil	n/a	n/a
Notes:
(1)	No options vest until May 31, 2011.

Note 9 – Impairments on Mineral Properties

On July 17, 2008, the Company determined it should abandon the mineral property asset which consisted of 100% ownership of a uranium mineral property staked in Saskatchewan, Canada. An impairment loss of $15,985 is reflected in the attached statement of operations.

As of May 31, 2010, the Company formalized its debt to ETPI by signing a promissory note in the amount of $943,868 plus share payments with a deemed value of $61,800. To account for this event, $1,005,668 was entered as a mineral property asset, with a corresponding note payable entry. As of May 31, 2010, the Company had insufficient geological evidence, and therefore performed an impairment analysis. Based on that analysis, the Company has recorded an impairment loss on the mineral property asset of $1,005,668.

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

Assay Results

Assay results from the Company’s summer exploration program, as previously issued in press releases, are as follows:

Assays Set #1:
The Company reported it had completed its 2010 drill program at its Charlotte Project near Mt. Nansen in the Yukon Territory, Canada. Core drilling was conducted to confirm prior drill intercepts and to expand on known gold and silver mineralization along strike and down dip. The Company completed a total of 1,451.68 metres in fourteen diamond drill holes in the Flex zone, one of five known mineralized zones on the property.

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

Assays Set #2:
The Company reported on the final eight holes completed during its 2010 drill program at the Company’s Charlotte Project near Mt. Nansen in the Yukon Territory, Canada. As reported in the news release dated October 18, 2010, core drilling was conducted to confirm prior drill intercepts and to expand on known gold and silver mineralization along strike and downdip. The Company completed a total of 1,451.68 metres in fourteen diamond drill holes in the Flex zone, one of five known mineralized zones on the property.

Core holes DDH-10-246 through DDH-10-253 were drilled as twins of previous holes or infills along strike.  Holes 246 and 247 were planned to confirm previously encountered mineralization at the southeast end of the Flex Zone.  The other holes were drilled to test for extensions of gold and silver mineralization downdip from known mineralization.  The holes are described in more detail as follows:

DDH-10-246 was drilled to confirm the southeast extension of the Flex Zone.  However due to poor hole conditions, the hole was abandoned before intersecting the target mineralized zone.

DDH-10-247 was a 35 metre step out to the northwest of the prior hole, and was planned as an infill hole on the Flex Zone.  This hole also had to be abandoned due to poor ground conditions prior to reaching the mineralized zone.

DDH-10-248 was drilled from the same drill pad as hole DDH-10-240, which was a twin of hole 98-193.  This hole was steepened to pierce the mineralized zone 75 metres downdip from the surface and 25 metres below hole 98-193.

DDH-10-249 was located to test a 25 metre downdip extension of mineralization encountered in historic hole 98-192.

DDH-10-250 was located at the same location as DDH-10-249, but steepened to test mineralization 75 metres downdip from the surface and 25 metres below hole 98-192.

DDH-10-251 was drilled at the same location as historic hole 98-195, but steepened to test the mineralization at 75 metres depth.

DDH-10-252 was drilled at the same site as historic hole 98-196, but steepened to test the mineralized zone at 75 metres depth.

DDH-10-253 was located 50 metres west of DDH-10-240 and DDH-10-248 to test gold and silver mineralization at 125 metres depth.

Gold and silver assays for the holes are tabulated below:

Hole Number	Azimuth (degrees)	Dip (Degrees)		From:	To:	Length (m)	Au (ppm)	Ag (ppm)
DDH-10-246	078	-50		26.3	42.05	15.75	0.71	49.0
			Including:	37.50	38.80	1.30	2.90	3.10
				38.80	39.25	0.45	5.68	7.40
Twin of hole 98-239						8.40	3.63	114
DDH-10-247	078	-50				No Significant Assays
35 metre step-out from of hole 98-239						8.40	3.63	114
DDH-10-248	078	-65		83.30	91.90	8.60	3.25	241
			Including:	83.30	84.00	0.70	1.36	13.1
				84.00	85.00	1.00	3.35	129
				86.70	87.45	0.75	5.00	188
				87.45	88.45	1.00	5.70	630
DDH-10-248	078	-65		101.4	115.65	14.25	2.13	82.8
			Including:	112.65	113.5	0.85	22.6	1078
Test Below 98-193						12.3	6.8	267
DDH-10-249	078	-48.8		76.15	83.65	7.50	3.81	38.2
			Including:	77.15	78.15	1	3.02	125
				78.15	78.65	0.50	6.06	22.5
DDH-10-249	078	-48.8		86.4	91.4	5.00	3.52	119
			Including:	87.40	87.90	0.50	24.4	1058
Test below 98-192						14.3	1.01	29.3
DDH-10-250	076	-65		83.00	100.40	17.40	2.34	78.7
			Including:	91.40	92.12	0.72	6.00	492
				92.99	93.65	0.66	4.56	8.70
				93.65	94.10	0.45	23.1	527
				94.72	96.95	2.23	5.10	149
DDH-10-250	076	-65		111.5	112.5	1.00	0.15	26.6
DDH-10-250	076	-65		115	119.8	4.80	0.51	22.9
Test Below 98-192						14.30	1.01	29.3
DDH-10-251	078	-65		101.5	116.74	15.24	0.72	34.5
			Including:	114.75	116.74	1.99	2.05	184
Test below 98-195						13.6	1.2	52.7
DDH-10-252	078	-65		96.15	101.6	5.45	1.12	39.9
			Including:	99	100.2	1.2	2.22	86.6
Test below 98-196						2.5	1.65	73.4
DDH-10-253	078	-65		157.55	163.98	6.43	1.40	17.8
			Including:	161.27	162.55	1.28	2.07	12.7
				162.55	163.98	1.43	3.02	4.00
Step-out test of 98-193						12.3	6.8	267

Consulting geologist John Hiner commented, “Other than holes 246 and 247, which we had to abandon due to hole condition and mechanical problems, the drill holes encountered excellent gold and silver grades over potentially mineable widths. We are highly encouraged by the fact that all of the holes that tested mineralization downdip intersected strong mineralization.”  Mr. Hiner continued, “we believe that the gold and silver mineralization we have encountered in both our confirmation drilling and our step outs along strike and downdip demonstrate the potential to develop a bulk-mineable resource at Charlotte.”

Assays Set #3:
The Company reported on the assay results from trenching numerous mineralized zones at the Company’s Charlotte Project, Yukon Territory, Canada.  Trenches were cut at the Huestis, Webber, Cabin, Orloff-King, Dickson, and GRW zones.  Trench results confirm or extend known mineralization at the Huestis and Webber zones.  Trenches at the Cabin, Orloff-King, and GRW zones have successfully delineated new zones of gold and silver mineralization that is open to depth and along strike.  In particular, trenching at the GRW zone identified gold and silver in structural settings similar to the Flex zone (although of lower grade), which was drilled earlier in 2010 and additionally disclosed the presence of copper in intrusive rocks that were identified in the GRW trenches.  Selected trench results are presented in the table below:

Zone	Trench #	From	To	Width	Au (g/t)	Ag (g/t)
Orloff King	OK10-1	45.5	49.2	3.7	1.50	40.3
Orloff King	OK10-2	47.8	50.7	2.9	2.12	Na
Orloff King	OK10-5	11.4	12.1	0.7	7.05	34.7
Orloff King	OK10-9	57.5	65.5	8.0	1.57	5.17
Cabin	CAB10-1	40.1	43	2.9	1.353	15.7
Webber	WEB10-2	21.0	23.4	2.2	1.43	4.03

Virtually all of the trenches contained zones of anomalous gold and silver, ranging from 0.2 grams/tonne (‘g/t’) up to the level of results presented above. At Orloff King, Cabin, Webber, and GRW zones, the mineralized trends can be tracked from trench to trench.  Work on trace element geochemistry continues, but early analysis suggests the presence of geochemical zonation that may be attributed to the presence of porphyry copper-gold mineralization in the vicinity of the GRW zone.

Trenching totalled 2,243 metres in 20 trenches.  Of these, 16 trenches totalling 1,917 metres bottomed in bedrock while the remaining four trenches bottomed in permafrost and may be completed in following seasons.  Ten trenches totalling 1,100 metres were cut on the Orloff-King Zone, of which 9 trenches totalling 1,052 metres reached bedrock.  A total of five trenches, combined for 665 metres, were cut on the GRW zone and, of these, three bottomed in bedrock for a total of 466 metres completed to bedrock.  The remaining five trenches were cut on the Webber, Huestis, and Cabin zones, and on geochemical anomalies scattered across the property.  All but one of these five trenches reached bedrock for a total of 400 metres of trenching completed to bedrock.  A total of 554 unique samples were collected from trenches and submitted for assay.

Consulting geologist John Hiner commented, “These results, both the high grade intervals and the surrounding envelopes of lower grade gold and silver in all the trenches, continue to strengthen the case that the Charlotte property offers bulk tonnage ore potential for gold and silver. We are additionally pleased to have found copper-gold mineralization in intrusive rocks, which may also offer a porphyry target yet to be fully evaluated.”

Other Recent Developments

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

Execution of Joint Venture Letter of Intent

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

Figure 2:   Glaciation, Dawson Range, Yukon Territory

Results of Operations for the Three and Six Month Periods Ended November 30, 2010 and November 30, 2009 and the Exploration Stage Period from July 15, 2005 to November 30, 2010

Our operating results for the three and six month periods ended November 30, 2010 and November 30, 2009 and the Exploration Stage Period of July 15, 2005 to November 30, 2010 (the ‘Exploration Stage’) are summarized as follows:

	Six months ended November 30, 2010	Six months ended November 30, 2009	Exploration Stage
Revenue	$-	$-	$-
Expenses	$989,844	$18,003	$2,491,414
Net loss from operations	$(989,844)	(18,003)	(2,491,414)
Interest expense	$-	(2,185)	(8,037)
Cancelation of debt	$471,934	-	471,934
Net Loss	$(517,910)	$(20,188)	$(2,027,517)

Revenues

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

Expenses

Exploration Costs
Exploration costs were $314,526 and $800,084 versus $nil and $nil for the three and six month periods ended November 30, 2010 and November 30, 2009, respectively. Exploration expenses for the Exploration Stage totaled $977,499. During the current period, exploration expenses related to fees paid to geological contractors for exploration work, fees for geological consulting services, and other operational expenses. We cannot yet predict the possible level of exploration expenses during the next twelve months.

Professional Fees
Profession fees were $33,303 and $82,747 versus $8,068 and $13,751 for the three and six month periods ended November 30, 2010 and November 30, 2009, respectively. Professional fees for the Exploration Stage totaled $297,917. During the current period, professional fees included fees paid for legal, auditor and accounting fees. In the next twelve months, we project professional fees will increase modestly or remain at current levels.

Administrative Expenses
Administrative expenses were $22,318 and $57,801 versus $2,039 and $2,822 for the three and six month periods ended November 30, 2010 and November 30, 2009, respectively. During the Exploration Stage Period administrative expenses totaled $98,837. During the current period administrative fees included management fees paid to our CEO and independent director, plus office expenses, bank charges and filing fees related to our SEC filings. We expect administrative fees to see a moderate increase during the coming year as we continue implementation of our strategic plans.

Investor Relations
Investor Relations expenses comprise costs for press releases, maintenance of the Company’s website and other investor information initiatives. During the three and six month periods ended November 30, 2010 and November 30, 2009, these expenses totaled $28,359 and $49,212 versus $1,430 and $1,430, respectively. For the Exploration Stage Period, Investor Relations expenses totaled $95,508. We anticipate Investor Relations expenses will remain at current levels during the coming year as we continue our efforts to raise further capital and keep investors informed of Company developments.

Impairment Losses on Mineral Properties
During the three and six month periods ended November 30, 2010 and November 30, 2009, impairment losses on mineral properties were $nil and $nil versus $nil and $nil, respectively. Total impairment loss for the Exploration Stage Period of $1,021,654.

Net Loss

We incurred a net losses of $(398,506) and $(517,910) for the three and six months periods ended November 30, 2010 compared with net losses of $(12,635) and $(20,188) for the same periods ended November 30, 2009.

Liquidity and Capital Resources

Our financial position as at November 30, 2010 and 2009 are as follows:

Net Working Capital
	As at November 30, 2010	As at May 31, 2009

Current Assets	$103,817	$1,164,953
Current Liabilities	16,035	559,261
Net Working Capital	87,782	605,692

Our net working capital  decreased from 605,692 at May 31, 2009 to $87,782 at November 30, 2010 due to expenditures on our exploration program.

Cash Flows - six months
	Six months ended November 30, 2010	Six months ended November 30, 2009

Net cash (used) by Operating Activities	$(882,741)	$(16,545)
Net cash (used) by Investing Activities	-	-
Net cash provided in Financing Activities	-	-
Increase (Decrease) in Cash during the Period	(882,741)	(16,545)
Cash, Beginning of Period	973,227	20,638
Cash, End of Period	90,486	4,093

Since the date of our incorporation to November 30, 2010, we have raised $2,053,500 though private placements of our common shares. As of November 30, 2010 we had cash on hand of $90,486 and prepaid expenses of $13,331.

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

As of November 30, 2010, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the criteria established by COSO management concluded that the Company's internal control over financial reporting was not effective as of November 30, 2010, as a result of the identification of the material weaknesses described below.

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

LIQUIDITY AND CAPITAL RESOURCES ARE UNCERTAIN.

For the six months ended November 30, 2010, the Company had a Net Loss of $(517,910). The Company may need to raise additional capital by way of an offering of equity securities, an offering of debt securities, or by obtaining financing through a bank or other entity. The Company has not established a limit as to the amount of debt it may incur nor has it adopted a ratio of its equity to debt allowance. If the Company needs to obtain additional financing, there is no assurance that financing will be available from any source, that it will be available on terms acceptable to us, or that any future offering of securities will be successful. If additional funds are raised through the issuance of equity securities, there may be a significant dilution in the value of the Company’s outstanding common stock. The Company could suffer adverse consequences if it is unable to obtain additional capital which would cast substantial doubt on its ability to continue its operations and growth.

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

ITEM 6.   EXHIBITS

EXHIBIT INDEX

Number	Exhibit Description

3.1	Articles of Incorporation(4)
3.2	Certificate of Amendment of Articles of Incorporation(4)
3.3	Bylaws(4)
10.1	Nantawa Material Definitive Agreement(2)
10.2	Amendment to the Nantawa Agreement dated February 4, 2010(3)
10.3	Promissory Note(3)
10.4	A. Brown Options Grant Agreement
10.5	Nantawa Modification Agreement(4)
10.6	Letter of Intent(5)
14.1	Code of Ethics(1)
31.1	Certificate of President (chief executive officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Financial Officer (principal financial officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of President (chief executive officer) and Treasurer (principal financial officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Dated: January 18, 2011