Form 10-Q
period 2011-02-28
Guinness Exploration, Inc
filed 2011-04-19
CIK 1373024

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarter Ended February 28, 2011

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

Suite 12E, Eclipse, 156 Vincent West
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

The issuer had 129,325,000 shares of common stock issued and outstanding as of April 19, 2011.

GUINNESS EXPLORATION, INC.
(An Exploration Stage Company)

Page
PART I. Financial Information

Item 1. Financial Statements.

Consolidated Balance Sheets at February 28, 2011 (unaudited) and May 31, 2010 (audited)	1

Unaudited Consolidated Statements of Operations for the three and nine month periods ended February 28, 2011 and February 28, 2010 and the Exploration Stage Period of July 15, 2005 to February 28, 2011	2

Unaudited Consolidated Statements of Cash Flows for the nine month periods ended February 28, 2011 and February 28, 2010 and the Exploration Stage Period of July 15, 2005 to February 28, 2011	3

Unaudited Consolidated Supplemental Disclosure of Cash Flow Information for the nine month periods ended February 28, 2011 and February 28, 2010 and the Exploration Stage Period of July 15, 2005 to February 28, 2011	4

Unaudited Consolidated Supplemental Disclosure of Non-Cash Investing and Financing Activities for the nine month periods ended February 28, 2011 and February 28, 2010 and the Exploration Stage Period of July 15, 2005 to February 28, 2011	4

Unaudited Notes to Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures about Market Risk	32

Item 4. Controls and Procedures	32

PART II. Other Information	34

Item 1. Legal Proceedings	34

Item 1a. Risk Factors	38

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 3. Defaults Upon Senior Securities	38

Item 4. Submission of Matters to a Vote of Security Holders	38

Item 5. Other Information	38

Item 6. Exhibits	39

Signatures	39

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (unaudited)

QIII-11
Nine month Period Ended February 28, 2011

GUINNESS EXPLORATION, INC. AND SUBSIDIARY
(An Exploration Stage Company)

Consolidated Balance Sheets

	February 28, 2011 (unaudited)	May 31, 2010 (See Note 1)
ASSETS
CURRENT ASSETS
Cash	$24,535	$973,227
Prepaid expenses	3,901	191,726
Total current assets	28,436	1,164,953

OTHER ASSETS
Mineral property (Notes 2, 4, 5, 6, 7, and 9)	-	-
Total other assets	-	-

Total assets	$28,436	$1,164,953

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$8,793	$87,327
Note payable (Note 5)	-	471,934
Total current liabilities	$8,793	$559,261

COMMITMENTS AND CONTINGENCIES (Notes 3, 4, 5, 6, 7, 8 and 9)	-	-

STOCKHOLDERS’ EQUITY
Preferred shares, 100,000,000 shares authorized with par value $0.001 authorized, 0 shares issued and outstanding	$-	$-
Common shares, 500,000,000 shares with par value $0.001 authorized, 129,325,000 and 134,325,000 issued and outstanding at February 28, 2011 and May 31, 2010, respectively (Note 7)	129,325	134,325
Paid-in Capital	1,985,975	1,980,975
Accumulated deficit during the exploration stage	(2,097,984)	(1,509,608)
Accumulated other comprehensive income	2,327	-
Total stockholders’ equity	$19,643	$605,692

Total liabilities and stockholders’ equity	$28,436	$1,164,953

The accompanying notes to financial statements are an integral part of these consolidated financial statements

GUINNESS EXPLORATION, INC. AND SUBSIDIARY
 (An Exploration Stage Company)

Consolidated Statements of Operations
(Unaudited)

	Three months ended February 28, 2011		Three months ended February 28, 2010	Nine months ended February 28, 2011		Nine months ended February 28, 2010	July 15, 2005 (inception) through February 28, 2011

EXPENSES:
Exploration costs		$1,006	$7,725		$801,090	$7,725	$978,505
Professional fees		34,232	48,463		116,979	62,214	332,149
Administrative expenses		21,443	8,244		79,244	11,066	120,280
Investor relations		13,785	25,100		62,997	26,530	109,293
Impairments on mineral properties (Note 9)		-	1,005,668		-	1,005,668	1,021,653
Total expenses		70,466	1,095,200		1,060,310	1,113,203	2,561,880

Net (loss) from Operations		$(70,466)	$(1,095,200)		$(1,060,310)	$(1,113,203)	$(2,561,880)
OTHER INCOME (EXPENSE):
Cancelation of debt relating to property purchase		-	-		471,934	-	471,934
Interest expense		-	(1,170)		-	(3,355)	(8,038)
NET (LOSS)		$(70,466)	$(1,096,370)		$(588,376)	$(1,116,558)	$(2,097,984)

Net Loss per common share, basic and diluted	$	Nil	$(0.01)	$	Nil	$(0.01)
Weighted average shares outstanding		129,325,000	116,887,500		132,676,648	86,680,770

OTHER COMPREHENSIVE (LOSS)

Net (loss)		(70,466)	(1,096,370)		(588,376)	(1,116,558)
Foreign currency translation adjustment		2,327	-		2,327	-
Other Comprehensive (Loss)		(68,139)	(1,096,370)		(586,049)	(1,116,558)

The accompanying notes to financial statements are an integral part of these consolidated financial statements

GUINNESS EXPLORATION, INC. AND SUBSIDIARY
 (An Exploration Stage Company)

Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended February 28, 2011	Nine months ended February 28, 2010	July 15, 2005 (inception) through February 28, 2011

Cash flows from operating activities:
Net loss for the period	$(588,376)	$(1,116,558)	$(2,097,984)
Reconciling adjustments:
Adjustments to reconcile net loss
to net cash used in operating activities:
Gain on Cancelation of debt	(471,934)	—	(471,934)
Accrued interest on shareholder loans	—	3,355	—
Payments for interest on shareholder loans	—	(3,355)
Mineral properties impairments	—	1,005,668	1,021,653
Net change in operating assets and liabilities
Prepaid expenses	187,825	(21,769)	(3,901)
Accounts payable and accrued expenses	(78,534)	3,667	8,793
Net cash (used) by operating activities	(951,019)	(128,992)	(1,543,373)

Cash flows from investing activities:
Payments for Mineral Properties	—	(471,934)	(487,919)
Net cash (used) by investing activities	—	(471,934)	(487,919)

Cash flows from financing activities:
Common stock issued for cash	—	1,500,000	2,053,500
Proceeds from shareholder loans	—	51,663	—
Payments to shareholder loans	—	(137,948)	—
Net cash provided by financing activities	—	1,413,715	2,053,500

Effect of foreign currency exchange rates on cash	2,327	—	2,327

Net increase (decrease) in cash	(948,692)	812,789	24,535

Cash, beginning of period	973,227	20,638	—

Cash, end of period	$24,535	$833,427	$24,535

The accompanying notes to financial statements are an integral part of these consolidated financial statements

GUINNESS EXPLORATION, INC. AND SUBSIDIARY
 (An Exploration Stage Company)

Consolidated Supplemental Disclosure of Cash Flow Information
(Unaudited)

	Nine months ended February 28, 2011	Nine months ended February 28, 2010	July 15, 2005 (inception) through February 28, 2011

Cash paid for interest	$—	$—	$8,038

Consolidated Supplemental Disclosure of Non-cash Investing and Financing Activities
(Unaudited)

	Nine months ended February 28, 2011	Nine months ended February 28, 2010	July 15, 2005 (inception) through February 28, 2011

Common stock issued for property purchase payment	$—	$—	$61,800
Note payable issued for property purchase payment	—	—	471,934
Cancellation of debt	(471,934)	—	(471,934)
Cancellation of stock - adjustment to common shares	(5,000)	—	(5,000)
Cancellation of stock - adjustment to additional paid in capital	5,000	—	5,000

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

At February 28, 2011, common stock equivalents outstanding included 2,500,000 common share purchase warrants. These warrants were issued as part of two unit offerings which completed on February 10, 2010 and May 10, 2010. These offerings were respectively comprised of 1,875,000 Units priced at US$0.80 per Unit; and 625,000 Units priced at US$0.80 per Unit. In each offering, each Unit consisted of one share of common stock of Guinness (each, a "Share"); and one common share purchase warrant (each a “Warrant”) subject to adjustment for stock splits, or stock dividends. Each whole Warrant is non-transferable and entitles the holder to purchase one common share of Guinness (each, a “Warrant Share”), as presently constituted, for a period of twenty four months beginning February 10, 2010 and May 10, 2010, respectively, at a price per Warrant Share of US$2.00. These Units were issued pursuant to Regulation S of the Securities Act of 1933, as amended (“Regulation S”) and Guinness did not engage in any general solicitation or advertising regarding this Unit offering.

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

Note 3 – Going Concern

Generally accepted accounting principles in the United States of America contemplate the continuation of the Company as a going concern. However, the Company had a net loss for the nine month period ended February 28, 2011, of $(588,376). Additionally it has accumulated operating losses since its inception and has limited business operations, which raises substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company is dependent upon the continuing financial support of investors and stockholders of the Company. As of February 28, 2011, we projected the Company would need additional cash resources to operate during the upcoming 12 months. The Company intends to attempt to acquire additional operating capital through private equity offerings to the public and existing investors to fund its business plan. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Note 4 – Acquisition of Mineral Properties

Nantawa Agreement, as amended

(NOTE: During the nine months ended February 28, 2011, the Nantawa Agreement has been superseded by The Nantawa Modification Agreement and the corresponding Ansell Agreement (see Note 5). Data regarding the Nantawa Agreement are provided here for reference.)

On November 19, 2009, and as amended on February 4, 2010, the Company signed the Nantawa Agreement for purchase of a 65% ownership interest in two exploration properties in Yukon, Canada. The agreement also includes an option (the “Option”) for Guinness to increase its ownership in the properties by 35%. A copy of which agreement, and the February 4, 2010 Amendment (collectively the “Agreement”), was filed as an Exhibit to a Form 8-K filed April 9, 2010. The terms of the Nantawa Agreement specify Guinness’ wholly owned Yukon subsidiary Nantawa Resources Inc. will receive a 65% interest in the Nantawa properties in

GUINNESS EXPLORATION, INC. AND SUBSIDIARY
(An Exploration Stage Company)

Notes to Consolidated Financial Statements
(Unaudited)

return for payment to Eagle Trail Properties Inc. (‘ETPI’) of $1,005,668 (comprised of: $943,868 cash, plus 60,000,000 restricted common shares of Guinness valued at US$0.00103 per share for a total share value of $61,800). These payments are to be made over a 12 month period in two equal installments of $471,934; plus immediate issuance to ETPI of the 60 million restricted common shares. Subsequently, Guinness was required to make a deposit of $951 to maintain the Option and then incur exploration expenditures of $1,895,735 million over a two year period to earn an additional 35% interest. ETPI will retain a 3% Net Smelter Royalty. To confirm the cash payments owed by us to ETPI, we provided ETPI with a Promissory Note (the “Note”), stating our indebtedness to ETPI in the amount of $943,868. This Promissory Note was filed as an Exhibit with a Current Report on Form 8-K on April 9, 2010. To account for this event, $1,005,668 was entered as a mineral property asset, with a corresponding note payable entry. As of May 31, 2010, the Company had insufficient geological evidence, and therefore performed an impairment analysis. Based on that analysis, the Company has recorded an impairment loss on the mineral property asset. On December 29, 2009, to fulfill payment terms of the Nantawa Agreement, the Company issued 60,000,000 restricted shares of its common stock valued at $0.00103 per share to ETPI and made payment of $951 to ETPI. Subsequently on February 12, 2010, the Company paid ETPI $471,934.

Nantawa Modification Agreement
On October 12, 2010, the Company signed the Nantawa Modification Agreement with ETPI in which Guinness received full vesting of a 49% interest in 175 full or fractional mineral claims/leases located in the Mount Nansen area of the Whitehorse Mining District of the Yukon Territory, Canada (the “Mineral Claims”). The other 51% interest in the Mineral Claims was retained by ETPI. The Mineral Claims had been part of the Nantawa Agreement signed between the Company and ETPI on November 19, 2009 and amended February 4, 2010, under which the Company acquired the right to purchase the Mineral Claims and an additional set of 47 mineral claims/leases (the “Tawa Claims”) from ETPI for total consideration of US$1,005,668 (comprised of: US$943,868 cash, plus 60,000,000 restricted common shares of Guinness valued at US$0.00103 per share for a total share value of $61,800). A remaining cash payment of $471,934 under the Nantawa Agreement was due by February 28, 2011 and the Company projected it would not have the resources to fulfill the second payment by February 28, 2011 and the Board determined it was in the best interests of the Company to negotiate revised purchase terms from ETPI for the Mineral Claims. To provide consideration to ETPI, the Company agreed to waive its rights under the Nantawa Agreement to the Tawa Claims, which had lapsed while in trust with ETPI. The Nantawa Modification Agreement had the net effect of resolving the Tawa Claims matter between Guinness and ETPI and has provided the Company an immediate vesting of a 49% interest in the Mineral Claims without the requirement to make further payments to ETPI.

Due to the elimination by ETPI on October 12, 2010 of the requirement for a payment by Guinness of $471,934 by November 30, 2010, these financial statements for the interim period ended February 28, 2011 include an entry to eliminate this liability. A corresponding cancelation of debt income of $471,934 has also been recorded. Per the terms of the Nantawa Modification Agreement, ETPI has also submitted to the Company, and the Company has cancelled, 5,000,000 of the 60,000,000 restricted common shares previously issued to ETPI as a property payment. This cancellation was recorded through a reduction in Paid in Capital of $5,150.

GUINNESS EXPLORATION, INC. AND SUBSIDIARY
(An Exploration Stage Company)

Notes to Consolidated Financial Statements
(Unaudited)

Note 5 – Ansell Agreement

On March 4, 2011, the Company executed an option agreement (the “Ansell Agreement”) with Ansell Capital Corp. (“Ansell”), ETPI and two individuals (the “Additional Parties”) which will provide funding for the Charlotte Project (formerly named the “Nantawa Project”) in the Mount Nansen area of the Whitehorse Mining Division, of the Yukon Territory, Canada.

Subject to the terms of the Ansell Agreement (incorporated herein by reference), Guinness, ETPI and the Additional Parties (collectively the “CSG Group”), have agreed to grant Ansell an option to acquire up to an 85% undivided interest in the 128 mineral claims which form the Charlotte Project based on Ansell providing financing and expertise for development of the project. Under the Ansell Agreement, ETPI will hold the Charlotte Project claims (the “Properties”) in trust for all parties during the term of the Ansell Agreement. Upon Ansell earning an interest in the Properties, the parties have agreed to form a joint venture to further explore and develop the Properties, all upon and subject to the terms and conditions set out in the Ansell Agreement.

The Ansell Agreement is subject to Ansell obtaining any required approval, consent or acceptance of the Canadian TSX Venture Exchange and any other regulatory body having jurisdiction in connection with the Ansell Agreement, which as specified in the Ansell Agreement, must occur prior to June 1, 2011. Upon approval by the TSX Venture Exchange, Ansell will become the Operator of the project and will bear all project expenditures.

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

Note 8 – Stock Options

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

At February 28, 2011, a total of 4,450,000 options to purchase 4,450,000 shares had been issued. These options were comprised of: 1,500,000 ‘Incentive Stock Options’ issued to employees; 950,000 ‘Non-Qualified Stock Options’ issued to non-employee contractors; and 2,000,000 to Alastair Brown, who is not eligible for ‘Incentive Option status’ because he is a 10% shareholder of the Company.

A summary of changes in issued and outstanding stock options for the nine month period ended February 28, 2011 is as follows:

	Options Outstanding	Weighted Average Exercise Price

Balance at May 31, 201	Nil	-
Granted	4,450,000	$0.343
Exercised	Nil	-
Cancelled/expired	Nil	-

Balance at February 28, 2011	4,450,000	$0.343

GUINNESS EXPLORATION, INC. AND SUBSIDIARY
(An Exploration Stage Company)

Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes information about the options issued and outstanding at February 28, 2011:

	Options Outstanding			Options Exercisable
Exercise Prices	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Options Outstanding(1)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)

$0.33	1,500,000	$0.330	9.6	Nil	n/a	n/a
$0.36	2,950,000	$0.363	9.6	Nil	n/a	n/a

Totals	4,450,000	$0.343	9.6	Nil	n/a	n/a

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

Cash payments under the Nantawa Agreement had been scheduled to be made in two equal installments of US$471,934, the first due by May 30, 2010 and the second due by February 28, 2011. The Company met its first payment, but projected it would not have the resources to fulfill the second payment by February 28, 2011 and the Board determined it was in the best interests of the Company to negotiate revised purchase terms from ETPI for the Mineral Claims.

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

A copy of the Nantawa Modification Agreement was filed as an Exhibit to a Form 8-K on October 12, 2010 and is incorporated herein by reference.

Ansell Agreement

On March 4, 2011, the Company executed an option agreement (the “Ansell Agreement”) with Ansell Capital Corp. (“Ansell”), ETPI and two individuals (the “Additional Parties”) which will provide funding for the Charlotte Project (formerly named the “Nantawa Project”) in the Mount Nansen area of the Whitehorse Mining Division, of the Yukon Territory, Canada.

Subject to the terms of the Ansell Agreement (incorporated herein by reference), Guinness, ETPI and the Additional Parties (collectively the “CSG Group”), have agreed to grant Ansell an option to acquire up to an 85% undivided interest in the 128 mineral claims which form the Charlotte Project based on Ansell providing financing and expertise for development of the project. Under the Ansell Agreement, ETPI will hold the Charlotte Project claims (the “Properties”) in trust for all parties during the term of the Ansell Agreement. Upon Ansell earning an interest in the Properties, the parties have agreed to form a joint venture to further explore and develop the Properties, all upon and subject to the terms and conditions set out in the Ansell Agreement.

The Ansell Agreement is subject to Ansell obtaining any required approval, consent or acceptance of the Canadian TSX Venture Exchange and any other regulatory body having jurisdiction in connection with the Ansell Agreement, which as specified in the Ansell Agreement, must occur prior to June 1, 2011. Upon approval by the TSX Venture Exchange, Ansell will become the Operator of the project and will bear all project expenditures.

The Ansell Agreement specifies the following primary three tiers for the exercise of the option by Ansell:

First Option (Article 4)

On, or before, June 1, 2014, Ansell may acquire a 49% earned interest, free and clear of all encumbrances (except existing royalties to be paid to ETPI specified in the Nantawa Agreement) (the “First Option), by:

(a)	incurring not less than $2,048,761(1) of exploration expenditures on, or before, June 1, 2012;

(b)	incurring not less than an additional $3,073,141(1) in exploration expenditures on, or before, June 1, 2014.

(c)	paying the Additional Parties: (i) $512,190(1) on June 1, 2011; (ii) 12,000,000 units of Ansell securities on June 1, 2011; and (iii) $512,190(1) on, or before, July 31, 2012.

Second Option (Article 5)

Upon notice to the CSG Group (the “Third Option Commencement Date”), over a period of five years, Ansell may acquire an additional 26% earned interest, for an aggregate 75% earned interest, free and clear of all encumbrances except (except existing royalties to be paid to ETPI specified in the Nantawa Agreement) (the “Second Option”), by:

(a)	having exercised the First Option;

(b)	solely funding all exploration expenditures and all joint venture expenditures defined inthe joint venture agreement included in the Ansell Agreement (the “JVA”);

(c)
delivering a suitable feasibility study, as defined in the Ansell Agreement, to each member of the CSG Group, or, incurring the following exploration expenditures: (i) not less than $1,024,380 in Expenditures on, or before, the first anniversary of the Second Option Commencement Date; (ii) not less than $1,024,380 in exploration expenditures on or before the second anniversary of the Second Option Commencement Date; (iii) not less than $1,024,380 in Expenditures on or before the third anniversary of the Second Option Commencement Date; and (iv) not less than $1,024,380 in Expenditures on or before the fourth anniversary of the Second Option Commencement Date; and then delivering a suitable feasibility study, as defined in the Ansell Agreement, to each member of the CSG Group.

(1)  (based on a foreign exchange rate of Cdn$1.00 to US$0.97620 on February 28, 2011)

Third Option (Article 6)

Upon notice to the CSG Group (the “Third Option Commencement Date”), over a period of two years, Ansell may acquire an additional 10% earned interest, for an aggregate 85% earned interest, free and clear of all encumbrances except (except existing royalties to be paid to ETPI specified in the Nantawa Agreement) (the “Third Option”), by:

(a)	having exercised the Second Option;

(b)	solely funding all exploration expenditures and all expenditures agreed under the JVA, if any, prior to delivery of notice of exercise of the Third Option; and

(c)	obtaining a commitment letter which evidences the existence of project financing, as defined in the Ansell Agreement on, or before, the three years from the Third Option Commencement Date.

Subject to Ansell acquiring an 85% interest in and to the Charlotte Project, Guinness will retain a 5% carried working interest in and to the Charlotte Project.

Ansell Capital Corp. (TSX-V: ACP) is a publicly traded Canadian exploration company focused on exploring and developing gold/silver properties with the potential to host world class, economic deposits. Ansell's current projects are the Charlotte Project, Yukon, and the Kuyakuz Mountain Project, located in British Columbia. More information on Ansell can be found at: http://www.ansellcapital.com

Exploration properties description and location

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

Figure 1:   Road access to the Charlotte Project
(Modified from Eaton and Archer, 1989 and Stroshein, 2007a)

* Map source: Eaton and Archer, 1989
Feldspar Porphyry Stocks
0
5
10
SCALE (Km)
N
* Map source: Stroshein, 2007a
Dawson
MAP AREA
Carmacks
Whitehorse
Big Creek Fault
Mount Freegold
Mount Freegold Road
To Dawson
Mount Nansen
Mount Nansen Porphyry
Mount Nansen Road
Carmacks
Brown McDade
Webber Flex Huestis Veins
Mill
To Whitehorse
62° 00'
136° 45'
KLAZA
BRX
GOULTER
Creek
ORLOFF KING
WEBBER
FLEX
HUESTIS
DICKSON
MILL
BROWN-McDADE
Creek
Victoria
Nansen
0
1
2
3 Km
Vein deposits
River
Road
Placer workings
Airstrip

Table 1:   Claim list for Charlotte Project

No.	Claim	Registered Claim Owner	Grant Number	Expiry Date	Area (Ha)	Comments
1	ROSE	Eagle Trail Properties Inc.	04241	09/10/2019	20.42	Lease
2	GOLDEN EAGLE	Eagle Trail Properties Inc.	04278	09/10/2019	20.96	Lease
3	WAR EAGLE	Eagle Trail Properties Inc.	04279	09/10/2019	20.77	Lease
4	SHAMROCK	Eagle Trail Properties Inc.	04354	09/10/2019	20.73	Lease
5	SPOT	Eagle Trail Properties Inc.	04361	09/10/2019	19.92	Lease
6	ARLEP	Eagle Trail Properties Inc.	04368	09/10/2019	14.48	Lease
7	PHYLLIS	Eagle Trail Properties Inc.	04369	09/10/2019	20.26	Lease
8	RUB	Eagle Trail Properties Inc.	55633	09/10/2019	1.84	Lease
9	PUB	Eagle Trail Properties Inc.	55663	09/10/2019	1.93	Lease
10	SUN DOG	Eagle Trail Properties Inc.	55665	09/10/2019	3.20	Lease
11	CUB	Eagle Trail Properties Inc.	55666	09/10/2019	1.29	Lease
12	JAM	Eagle Trail Properties Inc.	55890	09/10/2019	11.64	Lease
13	PAM	Eagle Trail Properties Inc.	55892	09/10/2019	2.64	Lease
14	DOME 1	Eagle Trail Properties Inc.	73537	06/02/2014	15.10	-
15	DOME 2	Eagle Trail Properties Inc.	73538	06/02/2014	15.51	-
16	DOME 3	Eagle Trail Properties Inc.	73539	06/02/2014	17.29	-
17	DOME 4	Eagle Trail Properties Inc.	73540	06/02/2014	17.98	-
18	DOME 6	Eagle Trail Properties Inc.	73542	06/02/2014	17.32	-
19	DOME 7	Eagle Trail Properties Inc.	73543	06/02/2014	25.34	-
20	DOME 8	Eagle Trail Properties Inc.	73694	06/02/2014	12.47	-
21	DOME 14	Eagle Trail Properties Inc.	73700	06/02/2014	21.07	-
22	DOME 16	Eagle Trail Properties Inc.	73702	06/02/2014	20.61	-
23	DOME 17	Eagle Trail Properties Inc.	73703	06/02/2014	18.41	-
24	DOME 18	Eagle Trail Properties Inc.	73704	06/02/2014	18.56	-
25	DOME 19	Eagle Trail Properties Inc.	73705	06/02/2014	16.73	-
26	DOME 20	Eagle Trail Properties Inc.	73706	06/02/2014	13.42	-
27	JOANNE 1	Eagle Trail Properties Inc.	74283	06/02/2014	19.79	-
28	JOANNE 2	Eagle Trail Properties Inc.	74284	06/02/2014	19.51	-
29	JOANNE 3	Eagle Trail Properties Inc.	74285	06/02/2014	20.36	-
30	JOANNE 4	Eagle Trail Properties Inc.	74286	06/02/2014	14.78	-
31	JOANNE 5	Eagle Trail Properties Inc.	74287	06/02/2014	19.83	-
32	JOANNE 6	Eagle Trail Properties Inc.	74288	06/02/2014	19.69	-
33	DOME 25	Eagle Trail Properties Inc.	77746	06/02/2014	15.19	-
34	DOME 26	Eagle Trail Properties Inc.	77747	06/02/2014	22.54	-
35	DOME 27	Eagle Trail Properties Inc.	77748	06/02/2014	20.32	-
36	DOME 28	Eagle Trail Properties Inc.	77749	06/02/2014	21.74	-
37	DOME 33	Eagle Trail Properties Inc.	77754	06/02/2014	25.50	-
38	DOME 34	Eagle Trail Properties Inc.	77755	06/02/2014	23.29	-
39	DOME 35	Eagle Trail Properties Inc.	77756	06/02/2014	22.39	-
40	DOME 36	Eagle Trail Properties Inc.	77757	06/02/2014	23.97	-

No.	Claim	Registered Claim Owner	Grant Number	Expiry Date	Area (Ha)	Comments
41	DOME 37	Eagle Trail Properties Inc.	77758	06/02/2014	14.23	-
42	DOME 38	Eagle Trail Properties Inc.	77759	06/02/2014	18.48	-
43	DOME 39	Eagle Trail Properties Inc.	77760	06/02/2014	14.95	-
44	DOME 40	Eagle Trail Properties Inc.	77761	06/02/2014	20.51	-
45	DOME 41	Eagle Trail Properties Inc.	77762	06/02/2014	20.76	-
46	DOME 42	Eagle Trail Properties Inc.	77763	06/02/2014	19.93	-
47	DOME 43	Eagle Trail Properties Inc.	77764	06/02/2014	20.47	-
48	DOME 49	Eagle Trail Properties Inc.	77770	06/02/2014	8.18	-
49	DOME 50	Eagle Trail Properties Inc.	77771	06/02/2014	18.83	-
50	DOME 51	Eagle Trail Properties Inc.	77772	06/02/2014	19.05	-
51	DOME 52	Eagle Trail Properties Inc.	77773	06/02/2014	21.85	-
52	DOME 53	Eagle Trail Properties Inc.	77774	06/02/2014	22.80	-
53	DOME 54	Eagle Trail Properties Inc.	77775	06/02/2014	14.69	-
54	DOME 55	Eagle Trail Properties Inc.	77776	06/02/2014	13.09	-
55	DOME 56	Eagle Trail Properties Inc.	77777	06/02/2014	13.35	-
56	DOME 57	Eagle Trail Properties Inc.	77778	06/02/2014	20.47	-
57	DOME 58	Eagle Trail Properties Inc.	77779	06/02/2014	19.41	-
58	DOME 60	Eagle Trail Properties Inc.	77781	06/02/2014	20.06	-
59	DOME 61	Eagle Trail Properties Inc.	77782	06/02/2014	18.91	-
60	DOME 63	Eagle Trail Properties Inc.	77784	06/02/2014	22.51	-
61	DOME 64	Eagle Trail Properties Inc.	77785	06/02/2014	22.88	-
62	DOME 65	Eagle Trail Properties Inc.	77786	06/02/2014	20.66	-
63	DOME 66	Eagle Trail Properties Inc.	77787	06/02/2014	21.18	-
64	DOME 78	Eagle Trail Properties Inc.	81842	06/02/2014	25.41	-
65	DOME 79	Eagle Trail Properties Inc.	81843	06/02/2014	24.10	-
66	DOME 80	Eagle Trail Properties Inc.	81844	06/02/2014	24.20	-
67	DOME 81	Eagle Trail Properties Inc.	81845	06/02/2014	22.52	-
68	DOME 82	Eagle Trail Properties Inc.	81846	06/02/2014	23.26	-
69	DOME 83	Eagle Trail Properties Inc.	81847	06/02/2014	18.72	-
70	DOME 84	Eagle Trail Properties Inc.	81848	06/02/2014	19.37	-
71	DOME 86	Eagle Trail Properties Inc.	81850	06/02/2014	20.76	-
72	HIW 9	Eagle Trail Properties Inc.	YA23835	06/02/2014	19.44	-
73	HIW 10	Eagle Trail Properties Inc.	YA23836	06/02/2014	20.83	Fractions
74	HIW 11	Eagle Trail Properties Inc.	YA23837	06/02/2014	21.55	Fractions
75	HIW 12	Eagle Trail Properties Inc.	YA23838	06/02/2014	19.93	Fractions
76	HIW 13	Eagle Trail Properties Inc.	YA23839	06/02/2014	20.72	-
77	HIW 14	Eagle Trail Properties Inc.	YA23840	06/02/2014	19.55	-
78	HIW 15	Eagle Trail Properties Inc.	YA23841	06/02/2014	20.15	-
79	HIW 16	Eagle Trail Properties Inc.	YA23842	06/02/2014	19.86	-
80	HIW 17	Eagle Trail Properties Inc.	YA23843	06/02/2014	19.92	-

No.	Claim	Registered Claim Owner	Grant Number	Expiry Date	Area (Ha)	Comments
81	HIW 1	Eagle Trail Properties Inc.	YA24813	06/02/2014	4.74	Fractions
82	HIW 2	Eagle Trail Properties Inc.	YA24814	06/02/2014	5.15	Fractions
83	HIW 7	Eagle Trail Properties Inc.	YA24819	06/02/2014	3.01	Fractions
84	DD 1	Eagle Trail Properties Inc.	YA59596	06/02/2014	20.62	-
85	DD 2	Eagle Trail Properties Inc.	YA59597	06/02/2014	22.35	-
86	DD 15	Eagle Trail Properties Inc.	YA59610	06/02/2014	19.20	-
87	DD 16	Eagle Trail Properties Inc.	YA59611	06/02/2014	19.21	-
88	DD 17	Eagle Trail Properties Inc.	YA59612	06/02/2014	19.37	-
89	DD 18	Eagle Trail Properties Inc.	YA59613	06/02/2014	19.85	-
90	DD 19	Eagle Trail Properties Inc.	YA59614	06/02/2014	20.17	-
91	DD 20	Eagle Trail Properties Inc.	YA59615	06/02/2014	19.90	-
92	DD 21	Eagle Trail Properties Inc.	YA59616	06/02/2014	19.64	-
93	DD 22	Eagle Trail Properties Inc.	YA59617	06/02/2014	19.17	-
94	DD 23	Eagle Trail Properties Inc.	YA59618	06/02/2014	18.69	-
95	DD 24	Eagle Trail Properties Inc.	YA59619	06/02/2014	18.30	-
96	DD 25	Eagle Trail Properties Inc.	YA59620	06/02/2014	18.18	-
97	DD 26	Eagle Trail Properties Inc.	YA59621	06/02/2014	17.65	-
98	DD 27	Eagle Trail Properties Inc.	YA59622	06/02/2014	19.49	-
99	DD 28	Eagle Trail Properties Inc.	YA59623	06/02/2014	18.71	-
100	TBR 1	Eagle Trail Properties Inc.	YA86690	06/02/2014	8.92	-
101	TBR 2	Eagle Trail Properties Inc.	YA86691	06/02/2014	20.16	-
102	TBR 3	Eagle Trail Properties Inc.	YA86692	06/02/2014	20.03	-
103	TBR 4	Eagle Trail Properties Inc.	YA86693	06/02/2014	20.84	-
104	TBR 5	Eagle Trail Properties Inc.	YA86694	06/02/2014	18.34	-
105	TBR 6	Eagle Trail Properties Inc.	YA86695	06/02/2014	20.92	-
106	TBR 7	Eagle Trail Properties Inc.	YA86696	06/02/2014	15.96	-
107	TBR 8	Eagle Trail Properties Inc.	YA86697	06/02/2014	21.79	-
108	ONT 38	Eagle Trail Properties Inc.	YA87204	06/02/2014	20.26	-
109	ONT 40	Eagle Trail Properties Inc.	YA87206	06/02/2014	18.34	-
110	ONT 42	Eagle Trail Properties Inc.	YA87208	06/02/2014	5.73	-
111	EEK 1	Eagle Trail Properties Inc.	YA87210	06/02/2014	21.07	-
112	EEK 2	Eagle Trail Properties Inc.	YA87211	06/02/2014	20.08	-
113	EEK 3	Eagle Trail Properties Inc.	YA87212	06/02/2014	20.70	-
114	EEK 4	Eagle Trail Properties Inc.	YA87213	06/02/2014	20.68	-
115	EEK 5	Eagle Trail Properties Inc.	YA87214	06/02/2014	20.80	-
116	EEK 6	Eagle Trail Properties Inc.	YA87215	06/02/2014	19.58	-
117	EEK 7	Eagle Trail Properties Inc.	YA87216	06/02/2014	19.97	-
118	EEK 8	Eagle Trail Properties Inc.	YA87217	06/02/2014	21.91	-
119	EEK 9	Eagle Trail Properties Inc.	YA87218	06/02/2014	22.64	-
120	EEK 14	Eagle Trail Properties Inc.	YA87223	06/02/2014	21.36	-

No.	Claim	Registered Claim Owner	Grant Number	Expiry Date	Area (Ha)	Comments
121	EEK 15	Eagle Trail Properties Inc.	YA87224	06/02/2014	21.22	-
122	EEK 16	Eagle Trail Properties Inc.	YA87225	06/02/2014	21.76	-
123	EEK 17	Eagle Trail Properties Inc.	YA87226	06/02/2014	20.01	-
124	EEK 18	Eagle Trail Properties Inc.	YA87227	06/02/2014	20.74	-
125	ONT 44	Eagle Trail Properties Inc.	YA92655	06/02/2014	16.80	-
126	ONT 45	Eagle Trail Properties Inc.	YA92656	06/02/2014	12.91	-
127	ONT 46	Eagle Trail Properties Inc.	YA92657	06/02/2014	18.48	-
128	ONT 47	Eagle Trail Properties Inc.	YA92658	06/02/2014	14.41	-
	Total				2,336.14

Table 2:   Coordinates of the corners of the Charlotte Project claim block

Corner	N-S	E-W
NW	62o06.0’ N	137o12.0’ W
NE	62o05.5’ N	137o05.8’ W
SE	62o01.2’ N	137o05.3’ W
SW	62o02.4’ N	137o11.7’ W

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

Figure 2:   Glaciation, Dawson Range, Yukon Territory

Results of Operations for the Three and Nine month Periods Ended February 28, 2011 and February 28, 2010 and the Exploration Stage Period from July 15, 2005 to February 28, 2011

Our operating results for the three and nine month periods ended February 28, 2011 and February 28, 2010 and the Exploration Stage Period of July 15, 2005 to February 28, 2011 (the ‘Exploration Stage’) are summarized as follows:

	Nine months ended February 28, 2011	Nine months ended February 28, 2010	Exploration Stage
Revenue	$-	$-	$-
Expenses	$1,060,310	$1,113,203	$2,561,880
Net loss from operations	$(1,060,310)	(1,113,203)	(2,561,880)
Interest expense	$-	(3,355)	(8,037)
Cancelation of debt	$471,934	-	471,934
Net Loss	$(588,376)	$(1,116,558)	$(2,097,983)

Revenues

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

Expenses

Exploration Costs
Exploration costs were $1,006 and $801,090 versus $7,725 and $7,725 for the three and nine month periods ended February 28, 2011 and February 28, 2010, respectively. Exploration expenses for the Exploration Stage totaled $978,505. During the current period, exploration expenses related to fees paid to geological contractors for exploration work, fees for geological consulting services, and other operational expenses. We cannot yet predict the possible level of exploration expenses during the next twelve months.

Professional Fees
Profession fees were $33,232 and $116,979 versus $48,463 and $62,214 for the three and nine month periods ended February 28, 2011 and February 28, 2010, respectively. Professional fees for the Exploration Stage totaled $332,149. During the current period, professional fees included fees paid for legal, auditor and accounting fees. In the next twelve months, we project professional fees will increase modestly or remain at current levels.

Administrative Expenses
Administrative expenses were $21,443 and $79,244 versus $8,244 and $11,066 for the three and nine month periods ended February 28, 2011 and February 28, 2010, respectively. During the Exploration Stage Period administrative expenses totaled $120,280. During the current period administrative fees included management fees paid to our CEO and independent director, plus office expenses, bank charges and filing fees related to our SEC filings. We expect administrative fees to see a moderate increase during the coming year as we continue implementation of our strategic plans.

Investor Relations
Investor Relations expenses comprise costs for press releases, maintenance of the Company’s website and other investor information initiatives. During the three and nine month periods ended February 28, 2011 and February 28, 2010, these expenses totaled $13,785 and $62,997 versus $25,100 and $26,530, respectively. For the Exploration Stage Period, Investor Relations expenses totaled $109,293. We anticipate Investor Relations expenses will remain at current levels during the coming year as we continue our efforts to raise further capital and keep investors informed of Company developments.

Impairment Losses on Mineral Properties
During the three and nine month periods ended February 28, 2011 and February 28, 2010, impairment losses on mineral properties were $nil and $nil versus $1,005,668 and $1,005,668, respectively. Total impairment loss for the Exploration Stage Period of $1,021,653.

Net Loss

We incurred a net losses of $(70,466) and $(588,376) for the three and nine months periods ended February 28, 2011 compared with net losses of $(1,096,370) and $(1,116,558) for the same periods ended February 28, 2010.

Liquidity and Capital Resources

Our financial position as at February 28, 2011 and 2009 are as follows:

Net Working Capital
	As at February 28, 2011	As at May 31, 2009

Current Assets	$28,436	$1,164,953
Current Liabilities	8,793	559,261
Net Working Capital	19,643	605,692

Our net working capital  decreased by $586,049 between May 31, 2009 to February 28, 2011 due to expenditures on our exploration program.

Cash Flows - nine months
	Nine months ended February 28, 2011	Nine months ended February 28, 2010

Net cash (used) by Operating Activities	$(951,019)	$(128,992)
Net cash (used) by Investing Activities	-	(471,934)
Net cash provided in Financing Activities	-	1,413,715
Increase (Decrease) in Cash during the Period	(948,692)	812,789
Cash, Beginning of Period	973,227	20,638
Cash, End of Period	24,535	833,427

Since the date of our incorporation to February 28, 2011, we have raised $2,053,500 though private placements of our common shares. As of February 28, 2011 we had cash on hand of $24,535 and prepaid expenses of $13,901.

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

As of February 28, 2011, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the criteria established by COSO management concluded that the Company's internal control over financial reporting was not effective as of February 28, 2011, as a result of the identification of the material weaknesses described below.

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

Changes in Internal Control over Financial Reporting

During the current quarter of the Company’s fiscal year ended May 31, 2011, no material changes were made to the Company’s internal control over financial reporting

Remediation Plan

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

LIQUIDITY AND CAPITAL RESOURCES ARE UNCERTAIN.

For the nine months ended February 28, 2011, the Company had a Net Loss of $(588,376). The Company may need to raise additional capital by way of an offering of equity securities, an offering of debt securities, or by obtaining financing through a bank or other entity. The Company has not established a limit as to the amount of debt it may incur nor has it adopted a ratio of its equity to debt allowance. If the Company needs to obtain additional financing, there is no assurance that financing will be available from any source, that it will be available on terms acceptable to us, or that any future offering of securities will be successful. If additional funds are raised through the issuance of equity securities, there may be a significant dilution in the value of the Company’s outstanding common stock. The Company could suffer adverse consequences if it is unable to obtain additional capital which would cast substantial doubt on its ability to continue its operations and growth.

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

WE REQUIRE SUBSTANTIAL FUNDS MERELY TO DETERMINE WHETHER COMMERCIAL PRECIOUS METAL DEPOSITS EXIST ON OUR PROPERTIES.

Any potential development and production of the Company’s exploration properties depends upon the results of exploration programs and/or feasibility studies and the recommendations of duly qualified engineers and geologists. Such programs require substantial additional funds. Any decision to further expand the Company’s operations on these exploration properties is anticipated to involve consideration and evaluation of several significant factors including, but not limited to:

●	Costs of bringing each property into production, including exploration work, preparation of production feasibility studies, and construction of production facilities;
●	Availability and costs of financing;
●	Ongoing costs of production;
●	Market prices for the precious metals to be produced;
●	Environmental compliance regulations and restraints; and
●	Political climate and/or governmental regulation and control.

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

ITEM 6.  EXHIBITS

EXHIBIT INDEX

Number	Exhibit Description

3.1	Articles of Incorporation(1)
3.2	Certificate of Amendment of Articles of Incorporation(1)
3.3	Bylaws(1)
10.1	Nantawa Modification Agreement(2)
10.2	Ansell Agreement(3)
14.1	Code of Ethics(1)
31.1	Certificate of President (chief executive officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Financial Officer (principal financial officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of President (chief executive officer) and Treasurer (principal financial officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)  Filed as an exhibit to our registration statement on Form SB-2 filed December 27, 2006 and incorporated herein by this reference
(2)  Filed as an exhibit to a Current Report on Form 8-K on October 12, 2010 and incorporated herein by this reference.
(3)  Filed as an exhibit to a Current Report on Form 8-K on March 8, 2011 and incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUINNESS EXPLORATION, INC.

/s/ Alastair Brown
Alastair Brown
President & CEO, CFO

Dated: April 19, 2011