Form 10-K
period 2011-05-31
Guinness Exploration, Inc
filed 2011-09-07
CIK 1373024

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________

FORM 10-K
____________________________

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2011

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

Based on the closing price on September 6, 2011 of $0.07, the aggregate market value of the 90,325,000 common shares held by non-affiliates was $6,322,750.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 129,325,000 Common shares were outstanding as of September 6, 2011.

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

We have not generated any revenue from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to identify a mineral resource in a commercially exploitable quantity on one or more of our mineral properties and we build and operate a mine. At May 31, 2011, we had cash in the amount of $54,382 and net working capital of $56,566. We incurred a net loss of $(774,720) for the twelve month period ended May 31, 2011 and a net loss of $(2,284,328) since inception on July 15, 2005. We may have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully explore and develop our mineral properties, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity securities and shareholder loans, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue exploration of our mineral properties, we may be forced to delay, scale back, or eliminate our exploration activities. If any of these were to occur, there is a substantial risk that our business would fail.

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

We currently rely on certain key individuals and the loss of one of these key individuals could have an adverse effect on the Company

Our success depends to a certain degree upon certain key members of our management. These individuals are a significant factor in the our growth and success. The loss of the service of members of the management and advisory board could have a material adverse effect on our company. In particular, the success of our company is highly dependent upon the efforts of our President & CEO, the loss of whose services would have a material adverse effect on the success and development of our company. Additionally, we do not anticipate having key man insurance in place in respect of our directors and senior officers in the foreseeable future.

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 2.       PROPERTIES

Executive Offices

Our executive, administrative, and operating offices is located at Suite 12E, Eclipse, 156 Vincent West Auckland, New Zealand 1010. We are provided these premises by our CEO at no cost the Company. We believe these facilities are adequate for our current needs and that alternate facilities on similar terms would be readily available if needed.

Mineral Properties

Charlotte Project

The Charlotte Project (formerly named the Nantawa Project) is situated in the prolific Tintina Gold Belt, a 1,200 km long area extending from northern British Columbia, through the Yukon Territory and into southwest Alaska. The Tintina Gold Belt includes such world-class, multi-million ounce gold deposits as Pogo, Fort Knox, True North, and Donlin Creek. (A detailed description of the region and properties follows.)

Nantawa Modification Agreement

On October 12, 2010, Guinness signed the Nantawa Modification Agreement with Eagle Trail Properties Inc. (“ETPI”) in which Guinness received full vesting of a 49% interest in 175 full or fractional mineral claims/leases (now renamed the "Charlotte Project") located in the Mount Nansen area of the Whitehorse Mining District of the Yukon Territory, Canada (the “Mineral Claims”). The other 51% interest in the Mineral Claims was retained by ETPI. The Mineral Claims had been part of the Nantawa Agreement signed between the Company and ETPI on November 19, 2009 and amended February 4, 2010, under which the Company acquired the right to purchase the Mineral Claims and an additional set of 47 mineral claims/leases (the “Tawa Claims”) from ETPI for total consideration of US$1,005,668 (comprised of: US$943,868 cash, plus 60,000,000 restricted common shares of Guinness valued at US$0.00103 per share for a total share value of $61,800).

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

Ansell Agreement

On March 4, 2011, the Company executed an option agreement (the “Ansell Agreement”) with Ansell Capital Corp. (“Ansell”), ETPI and two individuals (the “Additional Parties”) which will provide funding for the Charlotte Project.

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

Ansell has received the required approval of the Canadian TSX Venture Exchange in connection with the Ansell Agreement and Ansell is now the Operator of the project and will bear all project expenditures.

The Ansell Agreement specifies the following primary three tiers for the exercise of the option by Ansell:

First Option (Article 4)

On, or before, June 1, 2014, Ansell may acquire a 49% earned interest, free and clear of all encumbrances (except existing royalties to be paid to ETPI specified in the Nantawa Agreement) (the “First Option), by:

(a)	incurring not less than $2,048,761(1) of exploration expenditures on, or before, June 1, 2012;

(b)	incurring not less than an additional $3,073,141(1) in exploration expenditures on, or before, June 1, 2014.

(c)	paying the Additional Parties: (i) $512,190(1) on June 1, 2011; (ii) 12,000,000 units of Ansell securities on June 1, 2011 (such payments having been made); and (iii) $512,190(1) on, or before, July 31, 2012.

Second Option (Article 5)

Upon notice to the CSG Group (the “Third Option Commencement Date”), over a period of five years, Ansell may acquire an additional 26% earned interest, for an aggregate 75% earned interest, free and clear of all encumbrances except (except existing royalties to be paid to ETPI specified in the Nantawa Agreement) (the “Second Option”), by:

(a)	having exercised the First Option;

(b)	solely funding all exploration expenditures and all joint venture expenditures defined in the joint venture agreement included in the Ansell Agreement (the “JVA”);

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

Figure 2:   Glaciation, Dawson Range, Yukon Territory

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

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the year ended May 31, 2011, no matters were submitted to a vote of the Company's security holders, through the solicitation of proxies or otherwise.

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

National Association of Securities Dealers OTC Bulletin Board(1) Quotes
Quarter Ended		High Trade		Low Trade		Closing Trade

November 30, 2007	$	n/a(2)	$	n/a(2)	$	n/a(2)
February 28, 2008		n/a(2)		n/a(2)		n/a(2)
May 31, 2008		n/a(2)		n/a(2)		n/a(2)

August 31, 2008	$	n/a(2)	$	n/a(2)	$	n/a(2)
November 30, 2008		n/a(2)		n/a(2)		n/a(2)
February 28, 2009		n/a(2)		n/a(2)		n/a(2)
May 31, 2009		n/a(2)		n/a(2)		n/a(2)

August 31, 2009	$	n/a(2)	$	n/a(2)	$	n/a(2)
November 30, 2009		0.70		0.50		0.65
February 28, 2010		1.30		0.40		1.05
May 31, 2010		1.25		0.46		0.59

August 31, 2010		$0.89		$0.35		$0.35
November 30, 2010		0.40		0.17		0.19
February 28, 2011		0.19		0.06		0.11
May 31, 2011		0.12		0.06		0.07

Notes:
(1)	Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.
(2)	No trades occurred during this period.

Our common shares are issued in registered form.  The registrar and transfer agent for our common shares is: Empire Stock Transfer Inc., 1859 Whitney Mesa Dr., Henderson, NV, USA 89014, Tel: 702.818.5898, Fax: 702.974.1444, email: www.empirestock.com

Shareholders

As of May 31, 2011, there were 10 registered shareholders of our common shares.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Other than our Option Plan, during the most recent fiscal year ended, the Company did not have any compensation plans nor individual compensation arrangements under which it might authorize the issuance of equity securities, or registration rights to employees or non-employees in exchange for consideration in the form of goods or services. With respect to our Option Plan:  On July 12, 2010, the board approved and adopted the Company’s 2010 Equity Incentive Plan (the “Plan”), pursuant to which up to an aggregate of 10,000,000 options with a maximum exercise term of 10 years for 10,000,000 shares of the Corporation’s common stock are reserved for issuance to employees and non-employees, directors of, and consultants to the Company in connection with their retention and/or continued employment by the Company. On May 31, 2011, 2,225,000 options vested under the Plan. This was recorded in these financial statements as an addition of $50,265 to Exploration Expenses and $169,473 to Professional Fees for the year ended May 31, 2011.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the fiscal year ended May 31, 2011.

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

Recent Sales of Unregistered Securities

None.

ITEM 6.       SELECTED FINANCIAL DATA

	Fiscal 2011	Fiscal 2010	Fiscal 2009	Fiscal 2008	Fiscal 2007
	$	$	$	$	$
Operating Revenue:
Quarter I - Three Months to August 31	-	-	-	-	-
Quarter II - Three Months to November 30	-	-	-	-	-
Quarter III- Three Months to February 28	-	-	-	-	-
Full Year – Twelve Months to May 31	-	-	-	-	-

Net Income/(Loss):
Quarter I - Three Months to August 31	(119,404)	(7,553)	(6,619)	(8,011)	(1,855)
Quarter II - Three Months to November 30	(398,506)	(12,635)	(8,604)	(3,309)	(5,025)
Quarter III- Three Months to February 28	(70,466)	(1,096,370)	(4,137)	(2,517)	(20,807)
Full Year – Twelve Months to May 31	(774,720)	(1,396,663)	(23,112)	(37,913)	(51,071)

Net Earnings/(Loss) per share:
Quarter I - Three Months to August 31	Nil	Nil	Nil	Nil	Nil
Quarter II - Three Months to November 30	Nil	Nil	Nil	Nil	Nil
Quarter III- Three Months to February 28	Nil	(0.01)	Nil	Nil	Nil
Full Year – Twelve Months to May 31	(0.01)	(0.01)	Nil	Nil	Nil

Cash:
Quarter I - Three Months to August 31	452,845	13,955	185	523	31,196
Quarter II - Three Months to November 30	90,486	4093	32,652	3,360	17,656
Quarter III- Three Months to February 28	24,535	833,427	23,400	2,263	6,670
Full Year – Twelve Months to May 31	54,382	973,227	20,638	9,503	6,407

Total assets:
Quarter I - Three Months to August 31	552,128	20,375	1,964	16,508	52,181
Quarter II - Three Months to November 30	103,817	10674	37,002	19,526	46,641
Quarter III- Three Months to February 28	28,436	861,399	29,649	18,248	26,480
Full Year – Twelve Months to May 31	57,501	1,164,953	26,841	10,618	22,706

Total stockholders’ equity:
Quarter I - Three Months to August 31	486,288	(66,998)	(42,951)	(6,430)	50,798
Quarter II - Three Months to November 30	87,782	(79632)	(51,555)	(6,852)	45,772
Quarter III- Three Months to February 28	19,643	385,798	(55,692)	(9,369)	24,966
Full Year – Twelve Months to May 31	56,566	605,692	(59,444)	(36,332)	1,581

Total liabilities and stockholders’ equity:
Quarter I - Three Months to August 31	552,128	20,375	1,964	16,508	52,181
Quarter II - Three Months to November 30	103,817	10,674	37,002	19,526	46,641
Quarter III- Three Months to February 28	28,436	861,399	29,649	18,248	26,480
Full Year – Twelve Months to May 31	57,501	1,164,953	26,841	10,618	22,706

Cash dividends per share:
Quarter I - Three Months to August 31	-	-	-	-	-
Quarter II - Three Months to November 30	-	-	-	-	-
Quarter III- Three Months to February 28	-	-	-	-	-
Full Year – Twelve Months to May 31	-	-	-	-	-

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

Project Funding
As reported in a Form 8-K filed May 3, 2011, Guinness' partner Ansell Capital Corp (TSXV: ACP) (‘Ansell’) successfully raised Cdn$5,582,000 (US$5,297,318) to fund exploration work at the Charlotte Project located in the Whitehorse Mining District of the Yukon Territory. This funding initiative fulfills a key term of the Ansell Agreement and provides sufficient capital for the first stage of development at the Charlotte Project.

Charlotte Project Assay Results
Assay results from the Charlotte Project 2011 and 2010 summer exploration programs  have yielded promising data and are as follows:

2011 PROGRAM:

On September 6, 2011, Ansell Capital Corp. in its role as operator of the Charlotte Project, released the following drill results from the first nine holes of its Charlotte Project 2011 exploration program:

"Assays have been received for the first nine diamond drill holes, totalling 1492 metres, from the recently completed 20 hole drill program on the Flex Zone at the Charlotte property located in the prolific Tintina belt. Previous historical drilling by other operators in the general area returned encouraging results such as drill holes DDH-10-243, which contained an intersection of 28.9 metres averaging 5.06 grams per tonne (g/t) gold and DDH-10-248, which contained 8.60 metres averaging 5.00 g/t gold.

Drilling this year has intersected broad well-mineralized zones, enhancing the potential for a bulk mineable deposit to be hosted on the property.

Highlights include:

●           DDH-11-257                      11.04 g/t Au over 23.05 m
●           DDH-11-254                      3.38 g/t Au over 12.40 m
●           DDH-11-255                      2.29 g/t Au over 18.45 m
●           DDH-11-259                      3.00 g/t Au over 14.55 m
●           DDH-11-258                      2.45 g/t Au over 12.50 m and
●           DDH-11-262                      11.71 g/t Au over 6.60 m.

Detailed results are shown in the following table:

Hole		From	To	Width	Au
		(m)	(m)	(m)	g/t
DDH-11-254		92.40	104.80	12.40	3.38
Az 060	includes	97.20	98.50	1.30	22.21
Dip -65
		118.00	125.30	7.30	1.11

		148.60	154.00	5.40	3.09
	includes	150.60	154.00	3.40	4.45

DDH-11-255		108.10	111.00	2.90	1.03
Az 078
Dip -65		112.90	114.25	1.35	1.22

		118.15	136.60	18.45	2.29
	includes	126.00	133.50	7.50	5.14

DDH-11-256		23.30	27.90	4.60	0.41
Az 078
Dip -50		56.90	58.60	1.70	1.47

		71.15	81.10	9.95	3.83
	includes	77.50	81.10	3.60	7.63

		91.60	97.00	5.40	1.13
	includes	93.00	93.50	0.50	9.64

DDH-11-257		20.12	22.12	2.00	0.80
Az 038
Dip -50		30.30	53.35	23.05	11.04
	includes	47.66	52.85	5.19	43.16

DDH-11-258		29.82	32.90	3.08	3.29
Az 045	includes	31.80	32.90	1.10	8.26
Dip -52
		50.90	63.40	12.50	2.45
	includes	57.90	63.40	5.50	4.31
	includes	61.85	62.55	0.70	16.00

		69.20	77.15	7.95	1.78
	includes	75.00	75.90	0.90	10.30

		85.00	88.05	3.05	0.44
(continued)

Hole		From	To	Width	Au
		(m)	(m)	(m)	g/t
DDH-11-259		55.90	70.45	14.55	3.00
Az 079	includes	58.10	60.30	2.20	16.26
Dip -50
		83.50	92.15	8.65	3.41
	includes	88.30	92.15	3.85	6.94
	includes	89.85	90.55	0.70	18.60

		120.20	122.70	2.50	1.64

		127.30	133.23	5.93	1.21
	includes	128.15	129.40	1.25	4.56

DDH-11-260b		45.12	63.41	18.29	1.45
Az 071	includes	58.75	63.41	4.66	4.37
Dip -50
		119.00	126.70	7.70	3.10
	includes	121.65	122.95	1.30	16.21

		254.74	264.60	9.86	0.36

DDH-11-261		24.90	25.25	0.35	9.70
Az 045
Dip -50		53.10	69.00	15.90	0.89

		116.58	119.80	3.22	2.16

DDH-11-262		97.85	99.60	1.75	0.90
Az 045
Dip -50		107.40	114.00	6.60	11.71
	includes	107.40	108.60	1.20	62.80

Intersection widths reported are downhole widths. A minimum of 0.2 g/t Au was applied to calculate the average grade of each section, with no included internal waste.

It should be noted that no cutting of high grade samples has been applied. At this time, Ansell has insufficient data to apply a cutting factor that is statistically relevant to this property.

Incomplete silver assays have also been received. Once full silver results are delivered and reviewed, a further release will be made. At that time it is anticipated that a thorough geological analysis of these results will also be reported.

Chris M. Healey. P Geo, a director of Ansell, is the qualified person responsible for the technical information in this release."

2010 PROGRAM:

2010 Assays Set #1:

During its summer 2010 drill program at its Charlotte Project near Mt. Nansen in the Yukon Territory, Canada, core drilling was conducted to confirm prior drill intercepts and to expand on known gold and silver mineralization along strike and down dip. The Company completed a total of 1,451.68 metres in fourteen diamond drill holes in the Flex zone, one of five known mineralized zones on the property.

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

2010 Assays Set #2:

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
(continued)

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

2010 Assays Set #3:

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

Other Recent Developments

Nantawa Modification Agreement

On October 12, 2010, Guinness signed the Nantawa Modification Agreement with Eagle Trail Properties Inc. (“ETPI”) in which Guinness received full vesting of a 49% interest in 175 full or fractional mineral claims/leases (now renamed the "Charlotte Project") located in the Mount Nansen area of the Whitehorse Mining District of the Yukon Territory, Canada (the “Mineral Claims”). The other 51% interest in the Mineral Claims was retained by ETPI. The Mineral Claims had been part of the Nantawa Agreement signed between the Company and ETPI on November 19, 2009 and amended February 4, 2010, under which the Company acquired the right to purchase the Mineral Claims and an additional set of 47 mineral claims/leases (the “Tawa Claims”) from ETPI for total consideration of US$1,005,668 (comprised of: US$943,868 cash, plus 60,000,000 restricted common shares of Guinness valued at US$0.00103 per share for a total share value of $61,800).

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

Staff changes

Effective October 12, 2010, Mr. John Hiner resigned his positions as Chief Geologist, Vice
President, Secretary and Treasurer for personal reasons and has remained with the Company as our primary geological consultant. On October 12, 2010, Mr. Nigel Mattison was appointed as Secretary and Treasurer.

Ansell Agreement

On March 4, 2011, the Company executed an option agreement (the “Ansell Agreement”) with Ansell Capital Corp. (“Ansell”), ETPI and two individuals (the “Additional Parties”) which will provide funding for the Charlotte Project. Subject to the terms of the Ansell Agreement (incorporated herein by reference), Guinness, ETPI and the Additional Parties (collectively the “CSG Group”), have agreed to grant Ansell an option to acquire up to an 85% undivided interest in the 128 mineral claims which form the Charlotte Project based on Ansell providing financing and expertise for development of the project. Under the Ansell Agreement, ETPI will hold the Charlotte Project claims (the “Properties”) in trust for all parties during the term of the Ansell Agreement. Upon Ansell earning an interest in the Properties, the parties have agreed to form a joint venture to further explore and develop the Properties, all upon and subject to the terms and conditions set out in the Ansell Agreement. Ansell has received the required approval of the Canadian TSX Venture Exchange in connection with the Ansell Agreement and Ansell is now become the Operator of the project and will bear all project expenditures.

Ansell Capital Corp. (TSX-V: ACP) is a publicly traded Canadian exploration company focused on exploring and developing gold/silver properties with the potential to host world class, economic deposits. Ansell's current projects are the Charlotte Project, Yukon, and the Kuyakuz Mountain Project, located in British Columbia. More information on Ansell can be found at: http://www.ansellcapital.com

Results of Operations for the Fiscal Years ended May 31, 2011 and May 31, 2010 and the Exploration Stage Period of July 15, 2005 to May 31, 2011:

Our operating results for the years ended May 31, 2011 and May 31, 2010 and the Exploration Stage Period of July 15, 2005 to May 31, 2011 (the ‘Exploration Stage’) are summarized as follows:

	May 31, 2011	May 31, 2010	Exploration Stage
Revenue	$-	$-	$-
Expenses (including interest expense)	$1,246,654	$1,393,308	$2,756,262
Debt cancelation gain non-cash gain	$(471,934)	$-	$(471,934)
Net Loss	$(774,720)	$(1,396,663)	$(2,284,328)

Revenues

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

Expenses

Exploration Expenses
Exploration expenses were $850,347 and $177,415, respectively for the years ended May 31, 2011 and May 31, 2010. For the year ended May 31, 2011, exploration expenses included a non-cash charge of $50,265 related to the expensing of vested stock options. Exploration expenses for the Exploration Stage totaled $1,027,762. During the current year period, exploration expenses related to fees paid for geological consulting services and geological general contractor fees and expenditures. We do not expect to incur significant exploration expenses during the next twelve months.

Professional Fees
Profession fees were $301,952 and $136,206, respectively for the years ended May 31, 2011 and May 31, 2010. For the year ended May 31, 2011, professional fees included a non-cash charge of $169,473 related to the expensing of vested stock options. Professional fees for the Exploration Stage totaled $517,122. During the current year period, professional fees included fees paid to our CEO, Secretary and Treasurer, and were incurred for expenses for legal, auditor and accounting fees. In the next twelve months, we project professional fees will substantially decrease.

Administrative Expenses
Administrative expenses were $29,988 and $27,723, respectively for the years ended May 31, 2011 and May 31, 2010, respectively. During the Exploration Stage Period administrative expenses totaled $71,025. During the current period administrative fees were primarily composed of office expenses, bank charges and filing fees related to our SEC filings. We expect administrative fees to decrease moderately during the coming year.

Investor Relations
Investor Relations expenses comprise costs for press releases, maintenance of the Company’s website and other investor information initiatives. During the years ended May 31, 2011 and May 31, 2010, these expenses totaled $64,367 and $46,296, respectively. For the Exploration Stage Period, Investor Relations expenses totaled $110,663. We anticipate Investor Relations expenses decrease substantially during the coming year.

Impairment Losses on Mineral Properties
There were no impairments losses recorded for the year ended May 31, 2011. During the year ended May 31, 2010, the Company formalized its debt to ETPI by signing a promissory note in the amount of $943,868 plus share payments. To account for this event, $1,005,668 was entered as a mineral property asset, with a corresponding accounts payable entry. Additionally, to conform with generally accepted accounting principles, pertaining to the classification of the mineral properties as assets, an impairment charge of $1,005,668 was entered against this asset based on the Company’s impairment analysis as of May 31, 2010.

On April 6, 2006 we purchased a uranium property in Saskatchewan, Canada and on July 17, 2008 determined not to proceed with this property and formally abandoned the project. This abandonment is recorded in our financial statements as an Asset Impairment and totaled $15,985 and is included in the total loss for the Exploration Stage Period of $1,021,653.

Net Loss

We incurred a net loss of $(774,720) for the twelve months ended May 31, 2011 compared with a net loss of $(1,396,663) for the same period ended May 31, 2010. The net loss for the year ended May 31, 2011 included a non-cash gain of $471,934 related to the cancelation of the Note Payable owing to ETPI. The net loss for the Exploration Stage Period totaled $(2,284,328).

Liquidity and Capital Resources

Our financial position as at May 31, 2011 and May 31, 2010 are as follows:

Net Working Capital

	As at May 31, 2011	As at May 31, 2010

Current Assets	$57,501	$1,164,953
Current Liabilities	935	559,261
Net Working Capital	56,566	605,692

Our net working capital decreased from 605,692 at May 31, 2010 to $56,566 at May 31, 2011 as a result of funds expended for our exploration program.

Cash Flows

	Year ended May 31, 2011	Year ended May 31, 2010

Net cash (used) by Operating Activities	$(924,701)	$(489,192)
Net cash (used) by Investing Activities	-	(471,934)
Net cash provided by Financing Activities	-	1,913,715
Increase (Decrease) in Cash during the Year	(918,845)	952,589
Cash, Beginning of Year	973,227	20,638
Cash, End of Year	54,382	973,227

Since the date of our inception to May 31, 2011, we have raised $2,053,500 though private placements of our common shares. As of May 31, 2011 we had cash on hand of $54,382 and prepaid expenses of $3,119.

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

Employees

As of May 31, 2011, we had two employees and used contracted services to perform geological work, legal services and our bookkeeping. Going forward, the Company will use consultants with specific skills to assist with various aspects of its project evaluation, due diligence, acquisition initiatives, corporate governance and property management.

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

ITEM 8.       FINANCIAL STATEMENTS

GUINNESS EXPLORATION, INC. AND SUBSIDIARY
(An Exploration Stage Company)

MADSEN & ASSOCIATES CPA’s INC.	684 East Vine Street, #3
Certified Public Accountants	Murray, Utah, 84107
Telephone 801-268-2632
Fax 801-262-3978

To the Board of Directors and
Stockholders of Guinness Exploration, Inc. and Subsidiary
(An Exploration Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Guinness Exploration, Inc. and Subsidiary (An Exploration Stage Company) (The Company) as of May 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended May 31, 2011, and for the period from July 15, 2005 (date of inception) to May 31, 2011. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Guinness Exploration, Inc. and Subsidiary (An Exploration Stage Company) as of May 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended May 31, 2011, and the period from July 15, 2005 (date of inception) to May 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company will need additional working capital for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in the notes to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“Madsen & Associates, CPA’s Inc.”
Murray, Utah
August 26, 2011

GUINNESS EXPLORATION, INC. AND SUBSIDIARY
(An Exploration Stage Company)

Consolidated Balance Sheets

	May 31, 2011	May 31, 2010
ASSETS

CURRENT ASSETS
Cash	$54,382	$973,227
Prepaid expenses	3,119	191,726
Total current assets	57,501	1,164,953

OTHER ASSETS
Mineral properties (Notes 2, 4, and 7)	—	—
Total other assets	—	—

Total assets	$57,501	$1,164,953

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$935	$87,327
Note payable (Note 6)	—	471,934
Total current liabilities	935	559,261

STOCKHOLDERS’ EQUITY
Preferred stock, 100,000,000 shares with par value $0.001 authorized, zero shares issued and outstanding	—	—
Common stock, 500,000,000 shares with par value $0.001 authorized, 129,325,000 and 134,325,000 shares issued and outstanding at May 31, 2011 and May 31, 2010 respectively (Notes 2 and 9)	129,325	134,325
Paid-in Capital (Note 9)	2,205,713	1,980,975
Accumulated deficit in the exploration stage	(2,284,328)	(1,509,608)
Accumulated other comprehensive income (Note 2)	5,856	—
Total stockholders’ equity	56,566	605,692

Total liabilities and stockholders’ equity	$57,501	$1,164,953

The accompanying notes to financial statements are an integral part of these consolidated financial statements

GUINNESS EXPLORATION, INC. AND SUBSIDIARY
(An Exploration Stage Company)

Consolidated Statements of Operations and Comprehensive Loss

	Year ended May 31, 2011	Year ended May 31, 2010	July 15, 2005 (inception) through May 31, 2011

EXPENSES:
Exploration costs (Note 10)	$850,347	$177,415		$1,027,762
Professional fees (Note 10)	301,952	136,206		517,122
Administrative expenses	29,988	27,723		71,025
Investor relations	64,367	46,296		110,663
Impairments mineral properties	—	1,005,668		1,021,653
Total expenses	$1,246,654	$1,393,308		$2,748,225

Net (loss) from Operations	$(1,246,654)	$(1,393,308)		$(2,748,225)
OTHER INCOME (EXPENSE):
Cancelation of debt relating to property purchase	471,934	—		471,934
Interest expense	—	(3,355)		(8,037)
NET (LOSS)	$(774,720)	$(1,396,663)		$(2,284,328)

Loss per common share, basic and diluted (Note 2)	$(0.01)	$(0.01)	$
Weighted average shares outstanding (Note 2 and 9)	131,831,849	133,926,648

OTHER COMPREHENSIVE (LOSS):
Net loss	$(774,720)	$(1,396,663)		$(2,228,328)
Foreign currency translation adjustment	5,856	-		5,856
Total other comprehensive (loss)	$(768,864)	$(1,396,663)		$(2,278,472)

The accompanying notes to financial statements are an integral part of these consolidated financial statements

GUINNESS EXPLORATION, INC. AND SUBSIDIARY
(An Exploration Stage Company)

Consolidated Statement of Stockholders’ Equity
From July 15, 2005 (Inception) through May 31, 2011

	Common Shares	Common Stock	Paid-in Capital	Accumulated Other Comprehensive Income	Deficit Accumulated During Exploration Stage	Total Stockholders’ Equity
Common shares issued for cash at $0.001 on February 7, 2006	39,000,000	$39,000	$(36,000)	$—	$—	$3,000
Common shares issued for cash at $0.02 during the Period ended May 31, 2006	32,825,000	$32,825	$17,675	$—	$—	$50,500
Net loss for the period from July 15, 2005 (inception) to May 31, 2006	—	$—	$—	$—	$(848)	$(848)
Balance, May 31, 2006	71,825,000	$71,825	$(18,325)	$—	$(848)	$52,652
Net loss for year ended May 31, 2007	—	$—	$—	$—	$(51,071)	$(51,071)
Balance, May 31, 2007	71,825,000	$71,825	$(18,325)	$—	$(51,919)	$1,581
Net loss for year ended May 31, 2008	—	$—	$—	$—	$(37,913)	$(37,913)
Balance, May 31, 2008	71,825,000	$71,825	$(18,325)	$—	$(89,832)	$(36,332)
Net loss for year ended May 31, 2009	—	$—	$—	$—	$(23,113)	$(23,113)
Balance, May 31, 2009	71,825,000	$71,825	$(18,325)	$—	$(112,945)	$(59,445)
Common shares issued for property purchase on December 29, 2009	60,000,000	60,000	1,800	—	—	61,800
Common shares issued for cash at $0.77 on February 10, 2010	1,875,000	1,875	1,441,875	—	—	1,443,750
1,875,000 common share purchase warrants issued at $0.03 per warrant on February 10, 2010	—	—	56,250	—	—	56,250
Common shares issued for cash at $0.75 May 10, 2010	625,000	625	468,125	—	—	468,750
625,000 common share purchase warrants issued at $0.25 per warrant on May 10, 2010	—	—	31,250	—	—	31,250
Net loss for year ended May 31, 2010	—	$—	$—	$—	$(1,396,663)	$(1,396,663)
Balance, May 31, 2010	134,325,000	$134,325	$1,980,975	$—	$(1,509,608)	$605,692
Common shares submitted for cancellation on November 30, 2010	(5,000,000)	(5,000)	5,000	—	—	—
Additional Paid-In Capital relating to 2,225,000 options vested on May 31, 2011	—	—	219,738	—	—	219,738
Foreign currency translation adjustment	—	$—	$—	$5,856	$—	$5,856
Net loss for year ended May 31, 2011	—	$—	$—	$—	$(774,720)	$(774,720)
Balance, May 31, 2011	129,325,000	$129,325	$2,205,713	$5,856	$(2,284,328)	$56,566

The accompanying notes to financial statements are an integral part of these consolidated financial statements

GUINNESS EXPLORATION, INC. AND SUBSIDIARY
(An Exploration Stage Company)

Consolidated Statements of Cash Flows

	Year ended May 31, 2011	Year ended May 31, 2010	July 15, 2005 (inception) through May 31, 2011

Cash flows from operating activities:
Net loss for the period	$(774,720)	$(1,396,663)	$(2,284,328)
Reconciling adjustments:
Adjustments to reconcile net loss
to net cash used in operating activities:
Gain on Cancelation of debt	(471,934)	—	(471,934)
Expense related to vesting of stock options	219,738	—	219,738
Net change in operating assets and liabilities
Prepaid expenses	188,607	(185,524)	(3,119)
Accounts payable and accrued expenses	(86,392)	87,327	935
Mineral property impairments	—	1,005,668	1,021,653
Net cash (used) by operating activities	(924,701)	(489,192)	(1,517,055)

Cash flows from investing activities:
Purchase of Mineral Properties	—	(471,934)	(487,919)
Net cash (used) by investing activities	—	(471,934)	(487,919)

Cash flows from financing activities:
Common stock issued for cash	—	2,000,000	2,053,500
Proceeds from loans by stockholders	—	—	86,285
Re-payments for loans by stockholders	—	(86,285)	(86,285)
Net cash provided by financing activities	—	1,913,715	2,053,500

Effect of foreign currency translation	5,856	—	5,856

Net increase (decrease) in cash	(918,845)	952,589	54,382

Cash, beginning of period	973,227	20,638	—

Cash, end of period	$54,382	$973,227	$54,382

The accompanying notes to financial statements are an integral part of these consolidated financial statements

GUINNESS EXPLORATION, INC. AND SUBSIDIARY
(An Exploration Stage Company)

Consolidated Supplemental Disclosure of Cash Flow Information

	Year ended May 31, 2011	Year ended May 31, 2010	July 15, 2005 (inception) through May 31, 2011

Cash paid for interest	$—	$8,037	$8,037

Consolidated Supplemental Disclosure of Non-cash Investing and Financing Activities

	Year ended May 31, 2011	Year ended May 31, 2010	July 15, 2005 (inception) through May 31, 2011

Common stock issued for property purchase payment	$—	$61,800	$61,800
Note payable issued for property purchase payment	$—	471,934	471,934

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

GUINNESS EXPLORATION, INC. AND SUBSIDIARY
(An Exploration Stage Company)

Notes to Consolidated Financial Statements

Exploration Costs and Mineral Property Right Acquisitions

The Company is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred. The Company assesses the carrying costs for impairment under Accounting Standards 930 Extractive Activities – Mining (AS 930) at each fiscal quarter end. An impairment is recognized when the sum of the expected undiscounted future cash flows is less than the carrying amount of the mineral property. Impairment losses, if any, are measured as the excess of the carrying amount of the mineral property over its estimated fair value. Capitalized costs will be amortized using the units-of-production method over the estimated life of the proven and probable reserves. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

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

Basic and Diluted Net Loss per Share

Basic loss per share is calculated by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding, to include common stock equivalents.

At May 31, 2011, common stock equivalents outstanding included 2,500,000 common share purchase warrants. These warrants were issued as part of unit offerings of 1,875,000 units and 625,000 units (each with identical terms) which were completed on February 10, 2010 and May 10, 2010 respectively, which comprised a total of 2,500,000 Units priced at US$0.80 per Unit. Each Unit consists of one share of common stock of Guinness (each, a "Share"); and one common share purchase warrant (each a “Warrant”) subject to adjustment for stock splits, or stock dividends. Each whole Warrant is non-transferable and entitles the holder to purchase one common share of Guinness (each, a “Warrant Share”), as presently constituted, for a period of twenty four months beginning February 10, 2010 or May 10, 2010 at a price per Warrant Share of US$2.00. These Units are being issued pursuant to Regulation S of the Securities Act of 1933, as amended (“Regulation S”) and Guinness did not engage in any general solicitation or advertising regarding this Unit offering.

Diluted and basic loss per share are the same, as any inclusion of common stock equivalents would be anti-dilutive.

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

Foreign Currency

The books of the Company are maintained in United States dollars and this is the Company’s functional and reporting currency. Adjustments to translate the Company’s Canadian dollar cash account to the United States dollar are recorded in other comprehensive income. Transactions denominated in other than the United States dollar are translated as follows with the related transaction gains and losses being recorded in the Consolidated Statements of Operations:

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

Recent Accounting Pronouncements

We do not expect the adoption of any recent accounting pronouncements to have a material effect on our financial statements.

Other

The Company consists of one reportable business segment.

We did not have any off-balance sheet arrangements as of May 31, 2011.

Note 3 – Going Concern

Generally accepted accounting principles in the United States of America contemplate the continuation of the Company as a going concern. However, the Company had a net loss for the twelve month period ended May 31, 2011, of $(774,720). Additionally it has accumulated operating losses since its inception and has limited business operations, which raises substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company is dependent upon the continuing financial support of investors and stockholders of the Company. As of May 31, 2011, we projected the Company would need additional cash resources to operate during the upcoming 12 months. The Company intends to attempt to acquire additional operating capital through private equity offerings to the public and existing investors to fund its business plan. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

GUINNESS EXPLORATION, INC. AND SUBSIDIARY
(An Exploration Stage Company)

Notes to Consolidated Financial Statements

Note 4 – Acquisition of Mineral Properties

Nantawa Agreement, as amended

(NOTE: During the year ended May 31, 2011, the Nantawa Agreement has been superseded by The Nantawa Modification Agreement and the corresponding Ansell Agreement (see Note 5). Data regarding the Nantawa Agreement are provided here for reference.)

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

Due to the elimination by ETPI on October 12, 2010 of the requirement for a payment by Guinness of $471,934 by November 30, 2010, these financial statements for the year ended May 31, 2011 include an entry to eliminate this liability. A corresponding cancelation of debt income of $471,934 has also been recorded. Per the terms of the Nantawa Modification Agreement, ETPI has also submitted to the Company, and the Company has cancelled, 5,000,000 of the 60,000,000 restricted common shares previously issued to ETPI as a property payment. This cancellation was recorded through a reduction in Paid in Capital of $5,000.

Note 5 – Ansell Agreement

On March 4, 2011, the Company executed an option agreement (the “Ansell Agreement”) with Ansell Capital Corp. (“Ansell”), ETPI and two individuals (the “Additional Parties”) which will provide funding for the Charlotte Project (formerly named the “Nantawa Project”) in the Mount Nansen area of the Whitehorse Mining Division, of the Yukon Territory, Canada.

Subject to the terms of the Ansell Agreement (incorporated herein by reference), Guinness, ETPI and the Additional Parties (collectively the “CSG Group”), agreed to grant Ansell an option to acquire up to an 85% undivided interest in the 128 mineral claims which form the Charlotte Project based on Ansell providing financing and expertise for development of the project. Under the Ansell Agreement, ETPI will hold the Charlotte Project claims (the “Properties”) in trust for all parties during the term of the Ansell Agreement. Upon Ansell earning an interest in the Properties, the parties have agreed to form a joint venture to further explore and develop the Properties, all upon and subject to the terms and conditions set out in the Ansell Agreement. Ansell is now the Operator of the project and will bear all project expenditures going forward.

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

GUINNESS EXPLORATION, INC. AND SUBSIDIARY
(An Exploration Stage Company)

Notes to Consolidated Financial Statements

Note 7 – Impairments on Mineral Properties

On July 17, 2008, the Company determined it should abandon the mineral property asset which consisted of 100% ownership of a uranium mineral property staked as Saskatchewan Claim number S-108991. A related impairment loss of $15,985 is reflected in the attached statement of operations for the year ended May 31, 2010.

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

Due to the change of control of the Company during the year ended May 31, 2011, under Section 382 of the Internal Revenue Code, there may be limitations on the amount of Net Operating Loss carryforwards the Company will be able to use in the future. Some of the loss carryforwards may be unusable.

Income taxes at the statutory rate are reconciled to the Company’s actual income taxes as follows:

Income tax benefit at statutory rate resulting from net operating Loss carryforward	(35%)
Deferred income tax valuation allowance	35%
Actual tax rate	0%

GUINNESS EXPLORATION, INC. AND SUBSIDIARY
(An Exploration Stage Company)

Notes to Consolidated Financial Statements

The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows (“NOL” denotes Net Operating Loss):

Year Ending	Estimated NOL Carry-forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Net Tax Benefit

2006	$(848)	2026	$297	$(297)	$—
2007	(51,071)	2027	17,875	(17,875)	$—
2008	(37,913)	2028	13,270	(13,270)	$—
2009	(23,113)	2029	8,090	(8,090)	$—
2010	(1,396,663)	2029	488,832	(488,832)	$—
2011	(774,720)	2030	271,152	(271,152)	$—
	$(2,284,328)		$799,516	$(799,516)	$—

The total valuation allowance for the year ended May 31, 2011 was $(799,516) which increased by $(271,152) for the year ended May 31, 2011.

Note 9 – Common Stock

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

Per the terms of the Nantawa Modification Agreement executed on October 12, 2010, on November 30, 2010, ETPI submitted to the Company, and the Company has cancelled, 5,000,000 of the 60,000,000 restricted common shares previously issued to ETPI as a property payment.

Note 10 – Stock Options

On July 12, 2010, the board approved and adopted the Company’s 2010 Equity Incentive Plan (the “Plan”), pursuant to which up to an aggregate of 10,000,000 options with a maximum exercise term of 10 years for 10,000,000 shares of the Corporation’s common stock are reserved for issuance to employees and non-employees, directors of, and consultants to the Company in connection with their retention and/or continued employment by the Company. The Company uses the Fair Value Method to calculate compensation expenses related to its option grants.

GUINNESS EXPLORATION, INC. AND SUBSIDIARY
(An Exploration Stage Company)

Notes to Consolidated Financial Statements

On September 19, 2010, the Board approved option grants to Directors, Officers and staff totalling 4,450,000 Options for purchase of 4,450,000 common shares of the Company. These Options have terms of between 5 to 10 years; exercise prices ranging between $0.33 to $0.363 per share; and all vest in two equal parts on May 31, 2011 and May 31, 2012; or fully in the event of a takeover offer or sale of a significant body of assets of the Company. Total compensation expense for these options grants has been calculated as $439,476 based on a valuation using a Black-Scholes option pricing model.

On May 31, 2011, 2,225,000 options vested under the Plan. This was recorded in these financial statements as an addition of $50,265 to Exploration Expenses and $169,473 to Professional Fees for the year ended May 31, 2011, for a total 2011 options grant compensation expense of $219,738.

The fair value of the options granted were calculated on the date of grant using a Black Scholes option pricing model with the following assumptions: (i) a risk-free interest rate of 0.16% (based on the US 90-day T-Bill rate on grant date); (ii) a dividend yield of zero (which is the projected dividend payment of the Company for the foreseeable future): (iii) a volatility factor of 26% (based on the 12 month standard deviation of Guinness' daily stock closing price); specific exercise prices, which ranged between $0.33 to $0.363 (such prices having been fixed based on the closing stock price on grant date); and an expected life of the options of ten years (which is equal to the term of the options and is the current assumed employment or contracted services tenure of all grantees). The fair value method requires the cost of options to be expensed over the period in which they vest, which in the case of these first option grants is in two equal parts, being one-half on May 31, 2011 and one-half on May 31, 2012. The fair value compensation cost arrived from these calculations has been credited to Additional Paid-In Capital on the Balance Sheet. In the event that the Board determines that any current grantees should be eliminated from the options plan due to events such as resignation or termination, future compensation cost adjustments will be made to reflect decreases in compensation costs related to any such events.

Mr. Alastair Brown, who is President and CEO of the Company and who classifies as a ‘10% shareholder’ for regulatory purposes, has received a grant of 2,000,000 options to purchase 2,000,000 common shares of Guinness at a price of $0.363 per share, with vesting of 1,000,000 options on May 31, 2011 and 1,000,000 options on May 31, 2012.

At may 31, 2011, a total of 4,450,000 options to purchase 4,450,000 shares had been issued. These options were comprised of: 1,500,000 ‘Incentive Stock Options’ issued to employees; 950,000 ‘Non-Qualified Stock Options’ issued to non-employee contractors; and 2,000,000 to Alastair Brown, who is not eligible for ‘Incentive Option status’ because he is a 10% shareholder of the Company.

GUINNESS EXPLORATION, INC. AND SUBSIDIARY
(An Exploration Stage Company)

Notes to Consolidated Financial Statements

A summary of changes in issued and outstanding stock options for the year ended May 31, 2011 is as follows:

	Options Outstanding	Weighted Average Exercise Price

Balance at May 31, 2010	Nil	-
Granted	4,450,000	$0.343
Exercised	Nil	-
Cancelled/expired	Nil	-

Balance at May 31, 2011	4,450,000	$0.343

The following table summarizes information about the options issued and outstanding at May 31, 2011:

	Options Outstanding					Options Exercisable
Exercise Prices	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value		Weighted Average Remaining Contractual Life (years)	Options Outstanding(1)	Weighted Average Exercise Price	Aggregate Intrinsic Value		Weighted Average Remaining Contractual Life (years)

$0.330	1,500,000	$0.330	$	Nil	9.4	750,000	$0.330	$	Nil	9.4
$0.363	2,950,000	$0.363	$	Nil	9.4	1,475,000	$0.363	$	Nil	9.4

Totals	4,450,000	$0.343	$	Nil	9.4	2,225,000	$0.343	$	Nil	9.4

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

As of May 31, 2011, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the criteria established by COSO management concluded that the Company's internal control over financial reporting was not effective as of May 31, 2011, as a result of the identification of the material weaknesses described below.

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

Changes in Internal Control over Financial Reporting
During the fourth quarter of the Company’s fiscal year ended May 31, 2011, no material changes were made to the Company’s internal control over financial reporting

Limitations on the Effectiveness of Controls
The Company has confidence in its revised regime of internal controls and procedures. Nevertheless, the Company’s management (including the Chief Executive Officer and Chief Financial Officer) believes that a control system, no matter how well designed and operated can provide only reasonable assurance and cannot provide absolute assurance that the objectives of the internal control system are met, and no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Further, the design of an internal control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitation in all internal control systems, no evaluation of controls can provide absolute assurance that all control issuers and instances of fraud, if any, within the Company have been detected.

ITEM 9B.     OTHER INFORMATION

None.

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

The following table sets forth certain information regarding the executive officer and director of Guinness Exploration Inc. as of May 31, 2011.

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Positions Held with the Company	Age	Date First Elected or Appointed
Alastair Brown	Director, Chair, President and Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer	43	October 19, 2009
Nigel Mattison	Director, Secretary & Treasurer	61	January 13, 2010

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

Alastair Brown - President & CEO, CFO, PAO, Board Chair, and Director
From 1986 to 1990, Mr. Brown attended the University of Auckland, New Zealand where he received his Bachelor of Commerce degree in 1990. From 1990 to 2005, Mr. Brown has had a successful business career in a variety of large property developments in New Zealand and Australia.

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

Significant Employees

Mr. Brown and Mr. Mattison are the employees of the Company. Other duties required to operated the Company are fulfilled by contracted service providers.

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

Code of Ethics

We have adopted a Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer. This code is incorporated by reference herein as Exhibit 14.1. Upon request, the Company will furnish a copy of this Code of Ethics by mail to any person without charge. Such requests should be made in writing and mailed to: Guinness Exploration Inc., Suite 12E, Eclipse, 156 Vincent West Auckland, New Zealand 1010 attn: Code of Ethics Request.

ITEM 11.      EXECUTIVE COMPENSATION

Executive Compensation

The particulars of compensation paid by our company to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended May 31, 2011 and May 31, 2010; and

(c)
up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as an executive officer at the end of the year ended May 31, 2011, who we will collectively refer to as our named executive officers are set out in the following summary compensation table:

The following table sets forth the salaries and director fees we paid to our current executive officers in our most recent fiscal year ended May 31, 2011 and since inception:

Name and Principal Positions	Fiscal Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards/SARs ($) (1)	Securities Underlying Options/SARs (#)	LTIP Payouts ($) (2)	All Other Compensation ($)(3)

Alastair Brown President and CEO, CFO, PAO, Chair, and Director(4)	2011 2010	Nil Nil	Nil Nil	Nil Nil	Nil Nil	2,000,000 Nil	Nil Nil	$44,000 $45,000
Nigel Mattison Secretary & Treasurer, and Director(5)(6)	2011 2010	Nil Nil	Nil Nil	Nil Nil	Nil Nil	1,000,000 Nil	Nil Nil	$11,000 $ 5,000

Notes:
(1)	SAR’s are “Stock Appreciation Rights”. We have to date not issued any SARs.
(2)	LTIP’s are “Long-Term Incentive Plans”. We have to date not created and LTIPs.
(3)	There are no compensatory plans or arrangements with respect to our executive officers resulting from their resignation, retirement or other termination of employment or from a change of control.
(4)
Effective October 19, 2009, Mr. Alastair Brown was appointed as a Director, President, Chief Executive Officer, Chief Financial Officer and as the Principal Accounting Officer of our company. Effective December 1, 2009, Mr. Brown was appointed as our Secretary and Treasurer. During the year ended May 31, 2011, Mr. Brown was paid $44,000 in consulting fees and was issued 2,000,000 to purchase 2,000,000 common shares at an exercise price of $0.363 per share. 1,000,000 of these options vested on May 31, 2011 and the remaining 1,000,000 will vest on May 31, 2012.

(5)
Effective October 12, 2010, Mr. John Hiner resigned his positions as Chief Geologist, Vice President, Secretary and Treasurer and has remained with the Company as our primary geological consultant. On October 12, 2010, Mr. Nigel Mattison was appointed as Secretary and Treasurer.

(6)
Effective January 13, 2010, Mr. Nigel Mattison was appointed as a Director of our company. During the year ended May 31, 2011, Mr. Mattison was paid $11,000 in director fees and was issued 1,000,000 to purchase 1,000,000 common shares at an exercise price of $0.33 per share. 500,000 of these options vested on May 31, 2011 and the remaining 500,000 will vest on May 31, 2012.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of May 31, 2011, certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group:

Name	Amount and Nature of Beneficial Shares Owned(1)	Percent of Outstanding Ownership(2)
Alastair Brown Director, Chair, President & CEO, CFO, and PAO	39,000,000 restricted common shares	30.2%
Nigel Mattison Director	Nil	Nil

All Officers, Directors and Control Persons as a Group	39,000,000 restricted common shares	30.2%

Eagle Trail Properties Inc.	45,000,000 restricted common shares	34.8%
Mark Donaldson	15,000,000 restricted common shares	11.6%

Notes:
(1)
Based on 129,325,000 shares of common stock issued and outstanding as of September 7, 2011. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2)
Within sixty days, Mr. Alastair Brown has the right to acquire an additional 1,000,000 restricted common shares of the Company and Mr. Nigel Mattison has the right to acquire an additional 500,000 restricted common shares. If they were to each exercise their vested options in full, this would increase the percent ownership of management to 31.0%.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Other than the property transaction with Eagle Trail Properties Inc. referenced in Item 2, and the option grants referenced in Note 10 of our financial statements, during the two years ended May 31, 2011, there have been no material transactions or series of similar transactions to which the Company was or will be a party, in which the amount involved exceeds $60,000 and in which any promoter, founder, director or executive officer, or any security holder who is known to us to own of record, or beneficially, more than five percent of the our common stock, or any member of the immediate family of any of the foregoing persons, had a material interest, and none is presently proposed.

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the fees for professional audit services rendered by Madsen & Associates CPA’s Inc. for the audit of the Corporation’s annual financial statements for the years ended May 31, 2011 and May 31, 2010 and fees billed for other services rendered by Madsen & Associates CPA’s Inc. during those periods. All services reflected in the following fee table for 2010 and 2009 were pre-approved, respectively, in accordance with the policy of the Board of Directors.

	May 31, 2011	May 31, 2010

Audit fees (1) - Madsen & Associates	$17,000	$19,025
Audit-related fees - Madsen & Associates	-	-
Tax fees - Madsen & Associates	-	-
All other fees - Madsen & Associates	-	-
TOTAL FEES	$17,000	$19,025

Notes:
(1)	Audit fees consist of audit and review services, consents and review of documents filed with the SEC.

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

PART IV

ITEM 15.      EXHIBITS

EXHIBIT INDEX

Number	Exhibit Description

3.1(1)	Articles of Incorporation
3.2(1)	Certificate of Amendment of Articles of Incorporation
3.3(1)	Bylaws
10.1(2)	Nantawa Modification Agreement
10.2(3)	Ansell Agreement
14.1(1)	Code of Ethics
24.1(1)	Power of Attorney
31.1	Certificate of President & Chief Executive Officer (principal executive officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Financial Officer (principal financial officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-OxleyAct of 2002
32.1
Certificate of President & Chief Executive Officer and Chief Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as an exhibit to our registration statement on Form SB-2 filed December 27, 2006 and incorporated herein by this reference
(2)	Filed as an exhibit to a Current Report on Form 8-K filed on October 13, 2010 and incorporated herein by reference.
(3)	Filed as an exhibit to a Current Report on Form 8-K filed on March 8, 2011 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

GUINNESS EXPLORATION, INC.

/s/ Alastair Brown
Alastair Brown
President and Chief Executive Officer,
Chief Financial Officer, Principal Accounting
Officer ,Director and Chair of Board

Dated: September 7, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Alastair Brown
Alastair Brown
President and Chief Executive Officer,
Chief Financial Officer, Principal Accounting Officer ,
Director and Chair of Board

/s/ Nigel Mattison
Nigel Mattison
Secretary and Treasurer,
Director

Dated: September 7, 2011