Form 10-Q
period 2011-08-31
Guinness Exploration, Inc
filed 2011-09-23
CIK 1373024

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarter Ended August 31, 2011

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

The issuer had 129,325,000 shares of common stock issued and outstanding as of September 20, 2011.

GUINNESS EXPLORATION, INC.
(An Exploration Stage Company)

Page
PART I. Financial Information

Item 1. Financial Statements.

Consolidated Balance Sheets at August 31, 2011 (unaudited) and May 31, 2011 (audited)	1

Unaudited Consolidated Statements of Operations for the three month periods ended August 31, 2011 and August 31, 2010 and the Exploration Stage Period of July 15, 2005 to August 31, 2011	2

Unaudited Consolidated Statements of Cash Flows for the three month periods ended August 31, 2011 and August 31, 2010 and the Exploration Stage Period of July 15, 2005 to August 31, 2011	3

Unaudited Consolidated Supplemental Disclosure of Cash Flow Information for the three month periods ended August 31, 2011 and August 31, 2010 and the Exploration Stage Period of July 15, 2005 to August 31, 2011	4

Unaudited Consolidated Supplemental Disclosure of Non-cash Investing and Financing Activities for the three month periods ended August 31, 2011 and August 31, 2010 and the Exploration Stage Period of July 15, 2005 to August 31, 2011	4

Unaudited Notes to Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures about Market Risk	32

Item 4. Controls and Procedures	32

PART II. Other Information	34

Item 1. Legal Proceedings	34

Item 1a. Risk Factors	34

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 3. Defaults Upon Senior Securities	38

Item 4. Submission of Matters to a Vote of Security Holders	38

Item 5. Other Information	38

Item 6. Exhibits	39

Signatures	39

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (unaudited)

QI-12
Three Month Period Ended August 31, 2011

GUINNESS EXPLORATION, INC. AND SUBSIDIARY
(An Exploration Stage Company)

Consolidated Balance Sheets

	August 31, 2011 (unaudited)	May 31, 2011 (See Note 1)
ASSETS
CURRENT ASSETS
Cash	$27,378	$54,382
Prepaid expenses	13,310	3,119
Total current assets	40,688	57,501

Total assets	$40,688	$57,501

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$125	$935
Total current liabilities	$125	$935

COMMITMENTS AND CONTINGENCIES (Notes 2, 3, 4, 5, 7 and 8)	-	-

STOCKHOLDERS’ EQUITY
Preferred shares, 100,000,000 shares authorized with par value $0.001 authorized, 0 shares issued and outstanding	$-	$-
Common shares, 500,000,000 shares with par value $0.001 authorized, 129,325,000 issued and outstanding at August 31, 2011 and May 31, 2011, respectively (Note 7)	129,325	129,325
Paid-in Capital (Notes 4 and 7)	2,205,713	2,205,713
Accumulated deficit in the exploration stage	(2,300,192)	(2,284,328)
Accumulated other comprehensive income (Note 2)	5,717	5,856
Total stockholders’ equity	$40,563	$56,566

Total liabilities and stockholders’ equity	$40,688	$57,501

The accompanying notes to financial statements are an integral part of these consolidated financial statements

GUINNESS EXPLORATION, INC. AND SUBSIDIARY
 (An Exploration Stage Company)

Consolidated Statements of Operations
(Unaudited)

	Three months ended August 31, 2011		Three months ended August 31, 2010		July 15, 2005 (inception) through August 31, 2011

EXPENSES:
Exploration costs		$2,250		$485,558	$1,030,012
Professional fees		10,391		49,444	527,513
Administrative expenses		2,403		35,483	73,428
Investor relations		820		20,853	111,483
Impairments on mineral properties (Note 6)		-		-	1,021,653
Total expenses		15,864		591,338	2,764,089

Net (loss) from Operations		(15,864)		(591,338)	(2,764,089)
Interest expense		-		-	(8,037)
Net (loss) prior to other income		(15,864)		(591,338)	(2,772,126)
OTHER INCOME:
Gain on cancelation of debt (Note 4)		-		471,934	471,934
Net (loss)		$(15,864)		$(119,404)	$(2,300,192)

Loss per common share, basic and diluted	$	Nil	$	Nil
Weighted average shares outstanding (Note 2)		129,325,000		134,325,000

OTHER COMPREHENSIVE (LOSS) (Note 2):
Net loss		$(15,864)		$(119,404)	$(2,300,192)
Foreign currency translation adjustment (Note 2)		(139)		-	5,717
Total other comprehensive (loss)		$(16,003)		$(119,404)	$(2,294,475)

The accompanying notes to financial statements are an integral part of these consolidated financial statements

GUINNESS EXPLORATION, INC. AND SUBSIDIARY
 (An Exploration Stage Company)

Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended August 31, 2011	Three months ended August 31, 2010	July 15, 2005 (inception) through August 31, 2011

Cash flows from operating activities:
Net loss for the period	$(15,864)	$(119,404)	$(2,300,192)
Reconciling adjustments:
Adjustments to reconcile net loss
to net cash used in operating activities:
Gain on cancelation of debt	—	(471,934)	(471,934)
Expense related to vesting of stock options	—	—	219,738
Accrued interest on shareholder loans	—	—	—
Mineral properties impairments	—	—	1,021,653
Net change in operating assets and liabilities
Prepaid expenses	(10,191)	92,443	(13,310)
Accounts payable and accrued expenses	(810)	(21,487)	125
Net cash (used) by operating activities	(26,865)	(520,382)	(1,543,920)

Cash flows from investing activities:
Payments for Mineral Properties	—	—	(487,919)
Net cash (used) by investing activities	—	—	(487,919)

Cash flows from financing activities:
Common stock issued for cash	—	—	2,053,500
Proceeds from loans by stockholders	—	—	86,285
Re-payments for loans by stockholders	—	—	(86,285)
Net cash provided by financing activities	—	—	2,053,500

Effect of foreign currency translation	(139)	—	5,717

Net increase (decrease) in cash	(27,004)	(520,382)	27,378

Cash, beginning of period	54,382	973,227	—

Cash, end of period	$27,378	$452,845	$27,378

The accompanying notes to financial statements are an integral part of these consolidated financial statements

GUINNESS EXPLORATION, INC. AND SUBSIDIARY
 (An Exploration Stage Company)

Consolidated Supplemental Disclosure of Cash Flow Information
(Unaudited)

	Three months ended August 31, 2011	Three months ended August 31, 2010	July 15, 2005 (inception) through August 31, 2011

Cash paid for interest	$—	$—	$8,037

Consolidated Supplemental Disclosure of Non-cash Investing and Financing Activities
(Unaudited)

	Three months ended August 31, 2011	Three months ended August 31, 2010	July 15, 2005 (inception) through August 31, 2011

Common stock issued for property purchase payment (Note 4)	$—	$—	$61,800
Note payable issued for property purchase payment (Note 4)	—	—	471,934

The accompanying notes to financial statements are an integral part of these consolidated financial statements

GUINNESS EXPLORATION, INC. AND SUBSIDIARY
 (An Exploration Stage Company)

Notes to Consolidated Financial Statements
(Unaudited)

Note 1 – Basis of Presentation

The financial statements included herein have been prepared by Guinness Exploration, Inc. (“Guinness”, “We”, the “Registrant”, or the “Company”)  in accordance with accounting principles generally accepted in the United States for interim financial information. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the May 31, 2011 audited financial statements and the accompanying notes included in the Company’s Form 10-K filed with the Commission. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be followed by the Company later in the year. The results of operations for the interim periods are not necessarily indicative of the results for the full year. In management’s opinion all adjustments necessary for a fair presentation of the Company’s financial statements are reflected in the interim periods included, and are of a normal recurring nature. Amounts shown for May 31, 2011 are based upon the audited financial statements of that date.

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

At August 31, 2011, common stock equivalents outstanding included 2,500,000 common share purchase warrants. These warrants were issued as part of two unit offerings which completed on February 10, 2010 and  May 10, 2010. These offerings were respectively comprised of 1,875,000 Units priced at US$0.80 per Unit; and 625,000 Units priced at US$0.80 per Unit. In each offering, each Unit consisted of one share of common stock of Guinness (each, a "Share"); and one common share purchase warrant (each a “Warrant”) subject to adjustment for stock splits, or stock dividends. Each whole Warrant is non-transferable and entitles the holder to purchase one common share of Guinness (each, a “Warrant Share”), as presently constituted, for a period of twenty four months beginning February 10, 2010 and May 10, 2010, respectively, at a price per Warrant Share of US$2.00. These Units were issued pursuant to Regulation S of the Securities Act of 1933, as amended (“Regulation S”) and Guinness did not engage in any general solicitation or advertising regarding this Unit offering.

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

The Company’s accumulated net loss as of August 31, 2011 is $2,300,192, and the related deferred tax asset of approximately $805,000 has been fully offset by a valuation allowance as the realization of this deferred tax asset is not likely.

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

Notes to Consolidated Financial Statements
(Unaudited)

Foreign Currency

The books of the Company are maintained in United States dollars and this is the Company’s functional and reporting currency. Adjustments to translate the Company’s Canadian dollar cash account to the United States dollar are recorded in other comprehensive income. Transactions denominated in other than the United States dollar are translated as follows with the related transaction gains and losses being recorded in the Statements of Operations:

(i)	Monetary items are recorded at the rate of exchange prevailing at the balance sheet date;
(ii)	Non-Monetary items including equity are recorded at the historical rate of exchange; and
(iii)	Revenues and expenses are recorded at the period average in which the transaction occurred.

Cash and Cash Equivalents

The Company considers cash and cash equivalents to consist of cash on hand and demand deposits in banks with an initial maturity of 90 days or less.

Recent Accounting Pronouncements

We do not expect the adoption of any recent accounting pronouncements to have a material effect on our financial statements.

Note 3 – Going Concern

Generally accepted accounting principles in the United States of America contemplate the continuation of the Company as a going concern. However, the Company had a net loss for the three month period ended August 31, 2011, of $(15,864). Additionally it has accumulated operating losses since its inception and has limited business operations, which raises substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company is dependent upon the continuing financial support of investors and stockholders of the Company. As of August 31, 2011, we projected the Company would need additional cash resources to operate during the upcoming 12 months. The Company intends to attempt to acquire additional operating capital through private equity offerings to the public and existing investors to fund its business plan. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

GUINNESS EXPLORATION, INC. AND SUBSIDIARY
(An Exploration Stage Company)

Notes to Consolidated Financial Statements
(Unaudited)

Note 4 – Mineral Properties Agreements

Nantawa Agreement, as amended; and Nantawa Modification Agreement:
On October 12, 2010, the Company executed signed the 'Nantawa Modification Agreement' with Eagle Trail Properties Inc. ('ETPI'). The Nantawa Modification Agreement superseded the 'Nantawa Agreement' which had been which had been executed on November 19, 2009, and amended on February 4, 2010.
Under the Nantawa Modification Agreement, Guinness received full vesting of a 49% interest in 128 full or fractional mineral claims/leases located in the Mount Nansen area of the Whitehorse Mining District of the Yukon Territory, Canada (the “Mineral Claims”). The other 51% interest in the Mineral Claims were retained by ETPI.

The original Nantawa Agreement had been comprised of 175 mineral claims/leases. These were split between two packages: (i) a set of 47 mineral claims/leases referenced as the 'Tawa Claims'; and (ii) a set of 128 claims/leases referenced as the 'Mount Nansen Claims'. Guinness had contracted to purchase all 175 claims/leases from ETPI for total consideration of US$1,005,668 (comprised of: US$943,868 cash, in two parts, plus 60,000,000 restricted common shares of Guinness valued at US$0.00103 per share for a total share value of $61,800).

During the period ended February 28, 2010, Guinness made payments of $471,934 and 60,000,000 restricted common shares to ETPI. A further cash payment of $471,934 was due by November 30, 2010 and during the period leading to this deadline, the Company projected it would not have the resources to fulfill the second payment on-time. Based on this, the Board determined it was in the best interests of the Company to negotiate revised purchase terms from ETPI for the Mineral Claims. To provide consideration to ETPI, the Company agreed to waive its rights under the Nantawa Agreement to the Tawa Claims, which had lapsed while in trust with ETPI. Under the revised agreement ETPI also agreed to have canceled 5,000,000 of the restricted common shares it had received under the Nantawa Agreement. The Nantawa Modification Agreement had the net effect of resolving the Tawa Claims matter between Guinness and ETPI and provided the Company an immediate vesting of a 49% interest in the remaining 128 claims/leases without requirement to make further payments to ETPI.

Due to the elimination by ETPI on October 12, 2010 of the requirement for a payment to ETPI of $471,934 by November 30, 2010, our financial statements for the year ended May 31, 2011 include an entry to eliminate this liability. A corresponding non-cash 'Gain on cancelation of debt' income item of $471,934 was also recorded. During that period ETPI also submitted to the Company, and the Company has cancelled, 5,000,000 of the 60,000,000 restricted common shares previously issued to ETPI under the Nantawa Agreement. This cancellation was recorded through a reduction in Paid in Capital of $5,000.

Ansell Agreement:
On March 4, 2011, the Company executed an option agreement (the “Ansell Agreement”) with Ansell Capital Corp. (“Ansell”), ETPI and two individuals (the “Additional Parties”) to provide funding for the Charlotte Project (formerly named the “Nantawa Project”) in the Mount Nansen area of the Whitehorse Mining Division, of the Yukon Territory, Canada.

GUINNESS EXPLORATION, INC. AND SUBSIDIARY
(An Exploration Stage Company)

Notes to Consolidated Financial Statements
(Unaudited)

Subject to the terms of the Ansell Agreement (incorporated herein by reference), Guinness, ETPI and the Additional Parties (collectively the “CSG Group”), agreed to grant Ansell an option to acquire up to an 85% undivided interest in the 128 mineral claims which form the Charlotte Project (formerly named the 'Nantawa Project') based on Ansell providing financing and expertise for development of the project. Under the Ansell Agreement, ETPI will hold the Charlotte Project claims (the “Properties”) in trust for all parties during the term of the Ansell Agreement. Upon Ansell earning an interest in the Properties, the parties have agreed to form a joint venture to further explore and develop the Properties, all upon and subject to the terms and conditions set out in the Ansell Agreement.

Ansell is now the Operator of the project and will bear all project expenditures going forward.

Note 5 – Note Payable

As referenced in Note 4, to confirm the cash payment requirements of the Nantawa Agreement we provided ETPI with a Promissory Note stating our indebtedness to ETPI in the amount of $943,868. On February 12, 2010 the Company paid to ETPI $471,934 and the second installment of  $471,934 on the Note was waived by ETPI and no further amounts are owing to ETPI.

Note 6 – Impairments on Mineral Properties

On July 17, 2008, the Company determined it should abandon the mineral property asset which consisted of 100% ownership of a uranium mineral property staked in Saskatchewan, Canada. A related impairment loss of $15,985 is reflected in the attached statement of operations.

Per the terms of the Nantawa Agreement, the Company agreed to pay ETPI cash in the amount of $943,868 plus share payments with a deemed value of $61,800, for a total of $1,005,668. To account for this, $1,005,668 was recorded in the financial records of the Company as a mineral property asset. During the period ended May 31, 2010, the Company determined it did not have sufficient geological evidence to establish a reserves estimate and accordingly recorded an impairment loss on the mineral property asset of $1,005,668.

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

During the period ended November 30, 2010, ETPI submitted to the Company, and the Company has cancelled, 5,000,000 of the 60,000,000 restricted common shares previously issued to ETPI under the Nantawa Agreement. This cancellation was recorded through a reduction in Paid in Capital of $5,000.

GUINNESS EXPLORATION, INC. AND SUBSIDIARY
(An Exploration Stage Company)

Notes to Consolidated Financial Statements
(Unaudited)

Note 8 – Stock Options

On July 12, 2010, the board approved and adopted the Company’s 2010 Equity Incentive Plan (the “Plan”), pursuant to which up to an aggregate of 10,000,000 options with a maximum exercise term of 10 years for 10,000,000 shares of the Corporation’s common stock are reserved for issuance to employees and non-employees, directors of, and consultants to the Company in connection with their retention and/or continued employment or provision of services to the Company. The Company uses the Fair Value Method to calculate compensation expenses related to its option grants.

On September 19, 2010, the Board approved option grants to Directors, Officers and staff totalling 4,450,000 Options for purchase of 4,450,000 common shares of the Company. These Options have terms of 10 years; exercise prices ranging between $0.33 to $0.363 per share; and all vest in two equal parts on May 31, 2011 and May 31, 2012; or fully in the event of a takeover offer or sale of a significant body of assets of the Company. Total compensation expense for these options grants has been calculated as $439,476 based on a valuation using a Black-Scholes option pricing model.

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

GUINNESS EXPLORATION, INC. AND SUBSIDIARY
(An Exploration Stage Company)

Notes to Consolidated Financial Statements
(Unaudited)

A summary of changes in issued and outstanding stock options for the three month period ended August 31, 2011 is as follows:

	Options Outstanding	Weighted Average Exercise Price

Balance at May 31, 2011	Nil	-
Granted	4,450,000	$0.343
Exercised	Nil	-
Cancelled/expired	Nil	-

Balance at August 31, 2011	4,450,000	$0.343

The following table summarizes information about the options issued and outstanding at August 31, 2011:

	Options Outstanding					Options Exercisable
Exercise Prices	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value		Weighted Average Remaining Contractual Life (years)	Options Outstanding(1)	Weighted Average Exercise Price	Aggregate Intrinsic Value		Weighted Average Remaining Contractual Life (years)

$0.330	1,500,000	$0.330	$	Nil	9.1	750,000	$0.330	$	Nil	9.1
$0.363	2,950,000	$0.363	$	Nil	9.1	1,475,000	$0.363	$	Nil	9.1

Totals	4,450,000	$0.343	$	Nil	9.1	2,225,000	$0.343	$	Nil	9.1

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

Drilling this year has intersected broad well-mineralized zones, enhancing the potential for a bulk mineable deposit to be hosted on the property.

Highlights include:

●	DDH-11-257	11.04 g/t Au over 23.05 m
●	DDH-11-254	3.38 g/t Au over 12.40 m
●	DDH-11-255	2.29 g/t Au over 18.45 m
●	DDH-11-259	3.00 g/t Au over 14.55 m
●	DDH-11-258	2.45 g/t Au over 12.50 m and
●	DDH-11-262	11.71 g/t Au over 6.60 m.

Detailed results are shown in the following table:

Hole		From	To	Width	Au
		(m)	(m)	(m)	g/t
DDH-11-254		92.40	104.80	12.40	3.38
Az 060	includes	97.20	98.50	1.30	22.21
Dip -65
		118.00	125.30	7.30	1.11

		148.60	154.00	5.40	3.09
	includes	150.60	154.00	3.40	4.45

DDH-11-255		108.10	111.00	2.90	1.03
Az 078
Dip -65		112.90	114.25	1.35	1.22

		118.15	136.60	18.45	2.29
	includes	126.00	133.50	7.50	5.14
(continued)

Hole		From	To	Width	Au
		(m)	(m)	(m)	g/t
DDH-11-256		23.30	27.90	4.60	0.41
Az 078
Dip -50		56.90	58.60	1.70	1.47

		71.15	81.10	9.95	3.83
	includes	77.50	81.10	3.60	7.63

		91.60	97.00	5.40	1.13
	includes	93.00	93.50	0.50	9.64

DDH-11-257		20.12	22.12	2.00	0.80
Az 038
Dip -50		30.30	53.35	23.05	11.04
	includes	47.66	52.85	5.19	43.16

DDH-11-258		29.82	32.90	3.08	3.29
Az 045	includes	31.80	32.90	1.10	8.26
Dip -52
		50.90	63.40	12.50	2.45
	includes	57.90	63.40	5.50	4.31
	includes	61.85	62.55	0.70	16.00

		69.20	77.15	7.95	1.78
	includes	75.00	75.90	0.90	10.30

		85.00	88.05	3.05	0.44

DDH-11-259		55.90	70.45	14.55	3.00
Az 079	includes	58.10	60.30	2.20	16.26
Dip -50
		83.50	92.15	8.65	3.41
	includes	88.30	92.15	3.85	6.94
	includes	89.85	90.55	0.70	18.60

		120.20	122.70	2.50	1.64

		127.30	133.23	5.93	1.21
	includes	128.15	129.40	1.25	4.56

DDH-11-260b		45.12	63.41	18.29	1.45
Az 071	includes	58.75	63.41	4.66	4.37
Dip -50
		119.00	126.70	7.70	3.10
	includes	121.65	122.95	1.30	16.21

		254.74	264.60	9.86	0.36
(continued)

Hole	From	To	Width	Au
	(m)	(m)	(m)	g/t
DDH-11-261	24.90	25.25	0.35	9.70
Az 045
Dip -50	53.10	69.00	15.90	0.89

	116.58	119.80	3.22	2.16

DDH-11-262		97.85	99.60	1.75	0.90
Az 045
Dip -50		107.40	114.00	6.60	11.71
	includes	107.40	108.60	1.20	62.80

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

Figure 2:   Glaciation, Dawson Range, Yukon Territory

Results of Operations for the Three Month Periods Ended August 31, 2011 and August 31, 2010 and the Exploration Stage Period from July 15, 2005 to August 31, 2011

Our operating results for the three month periods ended August 31, 2011 and August 31, 2010 and the Exploration Stage Period of July 15, 2005 to August 31, 2011 (the ‘Exploration Stage’) are summarized as follows:

	August 31, 2011	August 31, 2010	Exploration Stage
Revenue	$-	$-	$-
Expenses, including interest expense	$15,864	$591,338	$2,772,126
Net loss from operations	$(15,864)	(591,338)	(2,764,089)
Interest expense	$-	-	(8,037)
Gain on cancelation of debt	$-	471,934	471,934
Net Loss	$(15,864)	$(119,404)	$(2,300,192)

Revenues

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

Expenses

Exploration Costs
Exploration costs were $2,250 versus $485,558 for the three month periods ended August 31, 2011 and August 31, 2010, respectively. Exploration expenses for the Exploration Stage totaled $1,030,012. During the current period exploration expenses related to fees paid for geological consulting services. We expect exploration expenses to remain at current levels during the next twelve months.

Professional Fees
Profession fees were $10,391 versus $49,444 for the three month periods ended August 31, 2011 and August 31, 2010, respectively. Professional fees for the Exploration Stage totaled $527,513. During the current period, professional fees included fees paid to our CEO and expenses for legal, auditor and accounting fees. In the next twelve months, we project professional fees will remain at current levels.

Administrative Expenses
Administrative expenses were $2,403 and $35,483 for the three month periods ended August 31, 2011 and August 31, 2010, respectively. During the Exploration Stage Period administrative expenses totaled $73,428. During the current period administrative fees were primarily composed of office expenses, bank charges and filing fees related to our SEC filings. We expect administrative fees to remain at current levels during the next twelve months.

Investor Relations
Investor Relations expenses comprise costs for press releases, maintenance of the Company’s website and other investor information initiatives. During the three month periods ended August 31, 2011 and August 31, 2010, these expenses totaled $820 versus $20,853, respectively. For the Exploration Stage Period, Investor Relations expenses totaled $111,483. We anticipate Investor Relations expenses will remain at current levels during the next twelve months.

Impairment Losses on Mineral Properties
During the three month periods ended August 31, 2011 and August 31, 2010, impairment losses on mineral properties were $nil and $nil, respectively. Total impairment loss for the Exploration Stage Period of $1,021,653.

Net Loss

We incurred net losses of $(15,864) versus $(119,404) for the three months ended August 31, 2011 and August 31, 2010, respectively. The comparative decrease of our net loss during the period ended August 31, 2011 was due to the assumption of financial responsibility by Ansell Capital for exploration operations at the Charlotte Project.

Liquidity and Capital Resources

Our financial position as at August 31, 2011 and May 31, 2011, are as follows:

Net Working Capital
	As at August 31, 2011	As at May 31, 2011

Current Assets	$40,688	$57,501
Current Liabilities	125	935
Net Working Capital	40,563	56,566

Our net working capital  decreased from $56,566 at May 31, 2010 to $40,563 at August 31, 2011 due to general operating expenditures.

Cash Flows - three months
	Three months ended August 31, 2011	Three months ended August 31, 2010

Net cash (used) by Operating Activities	$(26,865)	$(520,382)
Net cash (used) by Investing Activities	-	-
Net cash provided in Financing Activities	-	-
Increase (Decrease) in Cash during the Period	(27,004)	(520,382)
Cash, Beginning of Period	54,832	973,227
Cash, End of Period	27,379	452,845

Since the date of our incorporation to August 31, 2011, we have raised $2,053,500 though private placements of our common shares. As of August 31, 2011 we had cash on hand of $27,379 and prepaid expenses balance of $13,310.

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

As of August 31, 2011, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the criteria established by COSO management concluded that the Company's internal control over financial reporting was not effective as of August 31, 2011, as a result of the identification of the material weaknesses described below.

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

LIQUIDITY AND CAPITAL RESOURCES ARE UNCERTAIN.

For the three months ended August 31, 2011, the Company had a Net Loss of $(15,864). The Company may need to raise additional capital by way of an offering of equity securities, an offering of debt securities, or by obtaining financing through a bank or other entity. The Company has not established a limit as to the amount of debt it may incur nor has it adopted a ratio of its equity to debt allowance. If the Company needs to obtain additional financing, there is no assurance that financing will be available from any source, that it will be available on terms acceptable to us, or that any future offering of securities will be successful. If additional funds are raised through the issuance of equity securities, there may be a significant dilution in the value of the Company’s outstanding common stock. The Company could suffer adverse consequences if it is unable to obtain additional capital which would cast substantial doubt on its ability to continue its operations and growth.

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

(1)	Filed as an exhibit to our registration statement on Form SB-2 filed December 27, 2006 and incorporated herein by this reference
(2)	Filed as an exhibit to a Current Report on Form 8-K filed on October 13, 2010 and incorporated herein by this reference.
(3)	Filed as an exhibit to a Current Report on Form 8-K filed on March 8, 2011 and incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUINNESS EXPLORATION, INC.

/s/ Alastair Brown
Alastair Brown
President & CEO, CFO

Dated: September 20, 2011