Form 10-Q
period 2011-11-30
Guinness Exploration, Inc
filed 2012-01-12
CIK 1373024

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarter Ended November 30, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ____________________ TO _____________________

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

The issuer had 129,325,000 shares of common stock issued and outstanding as of January 11, 2012.

GUINNESS EXPLORATION, INC.
(An Exploration Stage Company)

Page
PART I. Financial Information

Item 1. Financial Statements.

Consolidated Balance Sheets at November 30, 2011 (unaudited) and May 31, 2011 (audited)	1

Unaudited Consolidated Statements of Operations for the three and six month periods ended November 30, 2011 and November 30, 2010 and the Exploration Stage Period of July 15, 2005 to November 30, 2011	2

Unaudited Consolidated Statements of Cash Flows for the six month periods ended November 30, 2011 and November 30, 2010 and the Exploration Stage Period of July 15, 2005 to November 30, 2011	3

Unaudited Consolidated Supplemental Disclosure of Cash Flow Information for the six month periods ended November 30, 2011 and November 30, 2010 and the Exploration Stage Period of July 15, 2005 to November 30, 2011	4

Unaudited Consolidated Supplemental Disclosure of Non-cash Investing and Financing Activities for the six month periods ended November 30, 2011 and November 30, 2010 and the Exploration Stage Period of July 15, 2005 to November 30, 2011	4

Unaudited Notes to Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures about Market Risk	36

Item 4. Controls and Procedures	36

PART II. Other Information	39

Item 1. Legal Proceedings	39

Item 1a. Risk Factors	39

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 3. Defaults Upon Senior Securities	43

Item 4. [Removed and Reserved]	43

Item 5. Other Information	43

Item 6. Exhibits	44

Signatures	44

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (unaudited)

GUINNESS EXPLORATION, INC. AND SUBSIDIARY
(An Exploration Stage Company)

Consolidated Balance Sheets

	November 30, 2011 (unaudited)	May 31, 2011 (See Note 1)

ASSETS
CURRENT ASSETS
Cash	$8,351	$54,382
Prepaid expenses	12,647	3,119
Total current assets	20,998	57,501

Total assets	$20,998	$57,501

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$195	$935
Total current liabilities	$195	$935

COMMITMENTS AND CONTINGENCIES (Notes 2, 3, 4, 5, 7 and 8)	-	-

STOCKHOLDERS’ EQUITY
Preferred shares, 100,000,000 shares authorized with par value $0.001 authorized, 0 shares issued and outstanding	$-	$-
Common shares, 500,000,000 shares with par value $0.001 authorized, 129,325,000 issued and outstanding at November 30, 2011 and May 31, 2011, respectively (Note 7)	129,325	129,325
Paid-in Capital (Notes 4 and 7)	2,205,713	2,205,713
Accumulated deficit in the exploration stage	(2,319,160)	(2,284,328)
Accumulated other comprehensive income (Note 2)	4,925	5,856
Total stockholders’ equity	$20,803	$56,566

Total liabilities and stockholders’ equity	$20,998	$57,501

The accompanying notes to financial statements are an integral part of these consolidated financial statements

GUINNESS EXPLORATION, INC. AND SUBSIDIARY
 (An Exploration Stage Company)

Consolidated Statements of Operations
(Unaudited)

	Three months ended November 30, 2011		Three months ended November 30, 2010		Six months ended November 30, 2011		Six months ended November 30, 2010		July 15, 2005 (inception) through November 30, 2011

EXPENSES:
Exploration costs		$2,250		$314,526		$4,500		$800,084	$1,032,262
Professional fees		9,403		33,303		19,794		82,747	536,916
Administrative expenses		6,330		22,318		8,733		57,801	79,758
Investor relations		985		28,359		1,805		49,212	112,468
Mineral property impairments		-		-		-		-	1,021,653
Total expenses		18,968		398,506		34,832		989,844	2,783,057

Net (loss) from Operations		(18,968)		(398,506)		(34,832)		(989,844)	(2,783,057)
Interest expense		-		-		-		-	(8,037)
Net (loss) prior to other income		(18,968)		(398,506)		(34,832)		(989,844)	(2,791,094)
OTHER INCOME:
Gain on cancelation of debt		-		-		-		471,934	471,934
Net (loss)		$(18,968)		$(398,506)		$(34,832)		$(517,910)	$(2,319,160)

Loss per common share, basic and diluted	$	Nil	$	Nil	$	Nil	$	Nil
Weighted average shares outstanding, basic and diluted		129,325,000		134,297,678		129,325,000		134,297,678

OTHER COMPREHENSIVE (LOSS):
Net loss		$(18,968)		$(398,506)		$(34,832)		$(517,910)	$(2,319,160)
Foreign currency translation adjustment		(793)		-		(931)		-	4,924
Total other comprehensive (loss)		$(19,761)		$(398,506)		$(35,763)		$(517,910)	$(2,314,236)

The accompanying notes to financial statements are an integral part of these consolidated financial statements

GUINNESS EXPLORATION, INC. AND SUBSIDIARY
 (An Exploration Stage Company)

Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended November 30, 2011	Six months ended November 30, 2010	July 15, 2005 (inception) through November 30, 2011

Cash flows from operating activities:
Net loss for the period	$(34,832)	$(517,910)	$(2,319,160)
Reconciling adjustments:
Adjustments to reconcile net loss
to net cash used in operating activities:
Gain on cancelation of debt	—	(471,934)	(471,934)
Expense related to vesting of stock options	—	—	219,738
Accrued interest on shareholder loans	—	—	—
Mineral properties impairments	—	—	1,021,653
Net change in operating assets and liabilities
Prepaid expenses	(9,528)	178,395	(12,647)
Accounts payable and accrued expenses	(740)	(71,292)	195
Net cash (used) by operating activities	(45,100)	(882,741)	(1,562,155)

Cash flows from investing activities:
Payments for Mineral Properties	—	—	(487,919)
Net cash (used) by investing activities	—	—	(487,919)

Cash flows from financing activities:
Common stock issued for cash	—	—	2,053,500
Proceeds from loans by stockholders	—	—	86,285
Re-payments for loans by stockholders	—	—	(86,285)
Net cash provided by financing activities	—	—	2,053,500

Effect of foreign currency translation	(931)	—	4,925

Net increase (decrease) in cash	(46,031)	(882,741)	8,351

Cash, beginning of period	54,382	973,227	—

Cash, end of period	$8,351	$90,486	$8,351

The accompanying notes to financial statements are an integral part of these consolidated financial statements

GUINNESS EXPLORATION, INC. AND SUBSIDIARY
 (An Exploration Stage Company)

Consolidated Supplemental Disclosure of Cash Flow Information
(Unaudited)

	Six months ended November 30, 2011	Six months ended November 30, 2010	July 15, 2005 (inception) through November 30, 2011

Cash paid for interest	$—	$—	$8,037

Consolidated Supplemental Disclosure of Non-cash Investing and Financing Activities
(Unaudited)

	Six months ended November 30, 2011	Six months ended November 30, 2010	July 15, 2005 (inception) through November 30, 2011

Common stock issued for property purchase payment (Note 4)	$—	$—	$61,800
Note payable issued for property purchase payment (Note 4)	—	—	471,934
Cancellation of debt	—	(471,934)	(471,934)

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

At November 30, 2011, common stock equivalents outstanding included 2,500,000 common share purchase warrants. These warrants were issued as part of two unit offerings which completed on February 10, 2010 and  May 10, 2010. These offerings were respectively comprised of 1,875,000 Units priced at US$0.80 per Unit; and 625,000 Units priced at US$0.80 per Unit. In each offering, each Unit consisted of one share of common stock of Guinness (each, a "Share"); and one common share purchase warrant (each a “Warrant”) subject to adjustment for stock splits, or stock dividends. Each whole Warrant is non-transferable and entitles the holder to purchase one common share of Guinness (each, a “Warrant Share”), as presently constituted, for a period of twenty four months beginning February 10, 2010 and May 10, 2010, respectively, at a price per Warrant Share of US$2.00. These Units were issued pursuant to Regulation S of the Securities Act of 1933, as amended (“Regulation S”) and Guinness did not engage in any general solicitation or advertising regarding this Unit offering.

GUINNESS EXPLORATION, INC. AND SUBSIDIARY
 (An Exploration Stage Company)

Notes to Consolidated Financial Statements
(Unaudited)

On September 19, 2010, the Board approved option grants to Directors, Officers and staff totalling 4,450,000 Options for purchase of 4,450,000 common shares of the Company. These Options have terms of 10 years; exercise prices ranging between $0.33 to $0.363 per share; and all vest in two equal parts on May 31, 2011 and May 31, 2012; or fully in the event of a takeover offer or sale of a significant body of assets of the Company. At November 30, 2011, a total of 4,450,000 options to purchase 4,450,000 shares had been issued and 2,225,000 options to purchase 2,225,000 shares had vested under the Plan.

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

The Company’s accumulated net loss as of November 30, 2011 is $(2,31,160) and the related deferred tax asset of approximately $811,706 has been fully offset by a valuation allowance as the realization of this deferred tax asset is not likely.

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

Note 3 – Going Concern

Generally accepted accounting principles in the United States of America contemplate the continuation of the Company as a going concern. However, the Company had a net loss for the six month period ended November 30, 2011, of $(34,832). Additionally it has accumulated operating losses since its inception and has limited business operations, which raises substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company is dependent upon the continuing financial support of investors and stockholders of the Company. As of November 30, 2011, we projected the Company would need additional cash resources to operate during the upcoming 12 months. The Company intends to attempt to acquire additional operating capital through private equity offerings to the public and existing investors to fund its business plan. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

At November 30, 2011, a total of 4,450,000 options to purchase 4,450,000 shares had been issued. These options were comprised of: 1,500,000 ‘Incentive Stock Options’ issued to employees; 950,000 ‘Non-Qualified Stock Options’ issued to non-employee contractors; and 2,000,000 to Alastair Brown, who is not eligible for ‘Incentive Option status’ because he is a 10% shareholder of the Company.

GUINNESS EXPLORATION, INC. AND SUBSIDIARY
(An Exploration Stage Company)

Notes to Consolidated Financial Statements
(Unaudited)

A summary of changes in issued and outstanding stock options for the six month period ended November 30, 2011 is as follows:

	Options Outstanding	Weighted Average Exercise Price

Balance at May 31, 2011	4,450,000	0.343
Granted	Nil	$-
Exercised	Nil	-
Cancelled/expired	Nil	-

Balance at November 30, 2011	4,450,000	$0.343

The following table summarizes information about the options issued and outstanding at November 30, 2011:

	Options Outstanding				Options Exercisable

Exercise Prices	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (years)	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (years)

$0.330	1,500,000	$0.330	$Nil	8.9	750,000	$0.330	$Nil	8.9
$0.363	2,950,000	$0.363	$Nil	8.9	1,475,000	$0.363	$Nil	8.9

Totals	4,450,000	$0.343	$Nil	8.9	2,225,000	$0.343	$Nil	8.9

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

Charlotte Project Assay Results
Assay results from the Charlotte Project 2011 and 2010 summer exploration programs  have yielded promising data and are as follows:

2011 PROGRAM:

2011 Assays Set #2:
On November 8, 2011, Guinness' partner Ansell Capital Corp. (“Ansell”), 'TSX: ACP', received the second set of assays from the 2011 summer drilling program on the Charlotte Project in the Mount Nansen area of the Yukon Territory, Canada.

Highlighting the assay analysis by Ansell is their finding that:

"Drilling this year has intersected broad well-mineralized zones, enhancing the potential for a bulk mineable deposit to be hosted on the property."

The full press release issued by Ansell is as follows:

We are pleased to announce additional assay results from the summer 2011 drill program at the Charlotte gold project in the Tintina gold belt, Yukon.  In addition, we are reporting silver analyses for the drill holes previously reported with gold only (September 6, 2011).

Complete assays have now been received for sixteen of the twenty-one diamond drill holes completed on the Flex and Orloff King Zones at the Charlotte property located in the prolific Tintina belt. This includes 2766 metres of the total 3654 metres drilled.  Results of the remaining five holes are pending and will be reported when received.  Four of the remaining five holes were drilled on the Flex Zone and are off-sets of existing holes and one was drilled on the Orloff-King Zone.

Previous historical drilling by other operators in the general area returned encouraging results such as drill holes DDH-10-243, which contained an intersection of 28.9 metres averaging 5.06 grams per tonne (g/t) gold and DDH-10-248, which contained 8.60 metres averaging 5.00 g/t gold.

Drilling this year has intersected broad well-mineralized zones, enhancing the potential for a bulk mineable deposit to be hosted on the property.

Highlights include:

●	DDH-11-257	9.85 g/t Au, 191.4 g/t Ag over 23.05 m (including 37.91 g/t Au, 782.1 g/t Ag over 5.19 m)
●	DDH-11-254	3.38 g/t Au, 130.3 g/t At over 12.40 m
●	DDH-11-255	2.29 g/t Au, 63.1 g/t Ag over 18.45 m
●	DDH-11-259	3.00 g/t Au, 204.2 g/t Ag over 14.55 m
●	DDH-11-258	2.45 g/t Au, 76.4 g/t Ag over 12.50 m
●	DDH-11-262	11.71 g/t Au, 141.9 g/t Ag over 6.60 m
●	DDH-11-263	9.16 g/t Au, 488.3 g/t Ag over 3.20 m

Detailed results are shown in the following table:

Hole		From	To	Width	Au	Ag
		(m)	(m)	(m)	g/t	g/t

DDH-11-254		92.40	104.80	12.40	3.38	130.33
Az 060	includes	97.20	98.50	1.30	22.21	541.00
Dip -65
		118.00	125.30	7.30	1.11	38.70
Flex Zone
		148.60	154.00	5.40	3.09	57.77
	includes	150.60	154.00	3.40	4.45	89.34

DDH-11-255		108.10	111.00	2.90	1.03	16.37
Az 078
Dip -65		112.90	114.25	1.35	1.22	0.40

Flex Zone		118.15	136.60	18.45	2.29	63.06
	includes	126.00	133.50	7.50	5.14	150.55

DDH-11-256		23.30	27.90	4.60	0.41	1.30
Az 078
Dip -50		56.90	58.60	1.70	1.47	4.80

Flex Zone		71.15	81.10	9.95	3.83	69.90
	includes	77.50	81.10	3.60	7.63	74.52

		91.60	97.00	5.40	1.13	43.48
	includes	93.00	93.50	0.50	9.64	302.00

DDH-11-257		20.12	22.12	2.00	0.80	10.75
Az 038
		30.30	53.35	23.05	11.04	191.38
Flex Zone	includes	47.66	52.85	5.19	37.91	782.06

DDH-11-258		29.82	32.90	3.08	3.29	7.36
Az 045	includes	31.80	32.90	1.10	8.26	11.30
Dip -52
		50.90	63.40	12.50	2.45	76.38
Flex Zone	includes	57.90	63.40	5.50	4.31	155.71
	includes	61.85	62.55	0.70	16.00	256.00

		69.20	77.15	7.95	1.78	44.89
	includes	75.00	75.90	0.90	10.30	200.00

		85.00	88.05	3.05	0.44	5.06
                    (continued)

Hole		From	To	Width	Au	Ag
		(m)	(m)	(m)	g/t	g/t

DDH-11-259		55.90	70.45	14.55	3.00	204.24
Az 079	includes	58.10	60.30	2.20	16.26	1242.27
Dip -50
		83.50	92.15	8.65	3.41	29.32
Flex Zone	includes	88.30	92.15	3.85	6.94	56.17
	includes	89.85	90.55	0.70	18.60	117.00

		120.20	122.70	2.50	1.64	12.34

		127.30	133.23	5.93	1.21	37.84
	includes	128.15	129.40	1.25	4.56	160.95

DDH-11-260b		45.12	63.41	18.29	1.45	4.70
Az 071	includes	58.75	63.41	4.66	4.37	6.07
Dip -50
		119.00	126.70	7.70	3.10	119.72
Flex Zone	includes	121.65	122.95	1.30	16.21	689.50

		254.74	264.60	9.86	0.36	11.66

DDH-11-261	24.90	25.25	0.35	9.70	3.20
Az 045
Dip -50	53.10	69.00	15.90	0.89	8.83

Flex Zone	116.58	119.80	3.22	2.16	133.21

DDH-11-262		97.85	99.60	1.75	0.90	2.03
Az 045
Dip -50		107.40	114.00	6.60	11.71	141.87
Flex Zone	includes	107.40	108.60	1.20	62.80	771.00

DDH-11-263		17.35	21.85	4.50	1.52	6.76
Az 052
Dip -50		30.50	31.55	1.05	1.25	3.50

Flex Zone		82.50	85.70	3.20	9.16	488.25
	includes	83.85	84.30	0.45	60.90	3288.00

		93.70	105.50	11.80	0.52	11.95

		166.30	174.30	8.00	0.47	8.25
                    (continued)

Hole	From	To	Width	Au	Ag
	(m)	(m)	(m)	g/t	g/t

DDH-11-264	36.10	50.60	14.50	0.37	3.30
Az 045
Dip -50

Flex Zone

DDH-11-265		44.10	45.35	1.25	2.83	0.20
Az 075
Dip -65		117.45	120.85	3.40	1.01	58.85
	includes	117.45	118.25	0.80	2.40	181.00
Flex Zone
		132.80	139.30	6.50	1.00	20.85

DDH-11-266	37.00	39.94	2.94	0.81	0.65
Az 075
Dip -50	68.00	69.70	1.70	1.44	54.94

Flex Zone	77.70	78.50	0.80	3.65	9.70

	143.00	144.60	1.60	2.08	9.80

DDH-11-267	9.90	15.90	6.00	0.46	4.21
Az 055
Dip -65	95.35	97.25	1.90	1.75	30.55

Orloff King Zone	104.20	104.85	0.65	2.08	8.51

	185.65	191.90	6.25	0.51	1.50

DDH-11-268	75.15	75.70	0.55	1.58	48.70
Az 065
Dip -50

Orloff King Zone	86.70	87.45	0.75	1.21	29.50

DDH-11-269	32.47	35.55	3.08	0.38	0.77
Az 230
Dip -50

Orloff King Zone	68.58	76.95	8.37	0.33	30.42

Laboratory analyses were performed by Acme Laboratories, of Vancouver.  Two analyses were received for one sample in DDH-11-257, and the average of the two has been used here.  It should be noted that no cutting of high grade samples has been applied.  At this time, the company has insufficient data to apply a cutting factor that is statistically relevant to this property.

Results are reported with down-hole widths.  The Flex zone dips steeply to the west or southwest.  With the holes being drilled perpendicular to the strike and with collar dips ranging from 50° to 65° from vertical, true widths will vary between 60% and 90% of down-hole widths.  For the Orloff King zone, there has been insufficient drilling to determine the average dip and thus the true widths.

2011 Assays Set #1:
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

Figure 2:   Glaciation, Dawson Range, Yukon Territory

Results of Operations for the three and six month periods ended November 30, 2011 and November 30, 2010 and the Exploration Stage Period from July 15, 2005 to November 30, 2011

Our operating results for the three and six month periods ended November 30, 2011 and November 30, 2010 and the Exploration Stage Period of July 15, 2005 to November 30, 2011 (the ‘Exploration Stage’) are summarized as follows:

	Three months ended November 30, 2011	Three months ended November 30, 2010	Six months ended November 30, 2011	Six months ended November 30, 2010	Exploration Stage
Revenue	$-	$-	$-	$-	$-
Expenses, including interest expense	$18,968	$398,506	$34,832	$989,844	$2,791,094
Net loss from operations	$(18,968)	(398,506)	$(34,832)	(989,844)	(2,791,094)
Interest expense	$-	-	$-	-	(8,037)
Gain on cancelation of debt	$-	-	$-	471,934	471,934
Net Loss	$(18,968)	$(398,506)	$(34,832)	$(517,910)	$(2,319,160)

Revenues

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

Expenses

Exploration Costs
Exploration costs were $2,250 and $4,500 versus $314,526 and $800,084 respectively for the three and six month periods ended November 30, 2011 and November 30, 2010. Exploration expenses for the Exploration Stage totaled $1,032,262. During the current period exploration expenses related to fees paid for geological consulting services. The substantial decrease in exploration expenses between both the comparative three month period and comparative six months periods was due to the Company's partner Ansell Capital assuming on the ground responsibility for exploration operations at the Charlotte Project. We expect exploration expenses to decrease during the next twelve months.

Professional Fees
Profession fees were $9,403 and $19,794 versus $33,303 and $82,747 respectively for the three and six month periods ended November 30, 2011 and November 30, 2010. Professional fees for the Exploration Stage totaled $536,916. During the current period, professional fees included fees paid to our CEO and expenses for legal, auditor and accounting fees. The significant decrease in professional fees between both the comparative three month period and comparative six months periods was due to lower costs for geological consultants and management fees due to the Company's partner Ansell Capital assuming  responsibility for exploration operations at the Charlotte Project. In the next twelve months, we project professional fees will remain at current levels.

Administrative Expenses
Administrative expenses were $6,330 and $8,733 versus $22,318 and $57,801 respectively for the three and six month periods ended November 30, 2011 and November 30, 2010. During the Exploration Stage Period administrative expenses totaled $79,758. During the current period administrative fees were primarily composed of office expenses, bank charges and filing fees related to our SEC filings. The decrease in administrative expenses between both the comparative three month period and comparative six months periods was due to lower corporate administration and travel costs due to the Company's partner Ansell Capital assuming responsibility for exploration operations at the Charlotte Project. We expect administrative fees to remain at current levels during the next twelve months.

Investor Relations
Investor Relations expenses comprise costs for press releases, maintenance of the Company’s website and other investor information initiatives. During the three and six month periods ended November 30, 2011 and November 30, 2010, these expenses totaled $985 and $1,805 versus $28,359 and $49,212, respectively. For the Exploration Stage Period, Investor Relations expenses totaled $112,468. The decrease investor relations costs between both the comparative three month period and comparative six months periods was due to the Company's partner Ansell Capital assuming responsibility for a majority of investor relations initiatives relating to the project. We anticipate Investor Relations expenses will remain at current levels during the next twelve months.

Impairment Losses on Mineral Properties
During the three and six month periods ended November 30, 2011 and November 30, 2010, impairment losses on mineral properties were $nil and $nil, respectively. Total impairment loss for the Exploration Stage Period of $1,021,653.

Net Loss

We incurred net losses of $(18,968) and $(34,832) versus $(398,506) and $(517,910) for the three and six months ended November 30, 2011 and November 30, 2010, respectively. The comparative decrease of our net loss during the period ended November 30, 2011 was due to the assumption of financial responsibility by Ansell Capital for exploration operations at the Charlotte Project.

Liquidity and Capital Resources

Our financial position as at November 30, 2011 and May 31, 2011, is as follows:

Net Working Capital

	As at November 30, 2011	As at May 31, 2011

Current Assets	$20,998	$57,501
Current Liabilities	195	935
Net Working Capital	20,803	56,566

Our net working capital decreased from $56,566 at May 31, 2011 to $20,803 at November 30, 2011 due to general operating expenditures.

Our cash flows as at November 30, 2011 and November 30, 2010, were as follows:

Cash Flows - six months

	Six months ended November 30, 2011	Six months ended November 30, 2010

Net cash (used) by Operating Activities	$(45,100)	$(882,741)
Net cash (used) by Investing Activities	-	-
Net cash provided in Financing Activities	-	-
Increase (Decrease) in Cash during the Period	(46,031)	(882,741)
Cash, Beginning of Period	54,382	973,227
Cash, End of Period	8,351	90,486

Since the date of our incorporation to November 30, 2011, we have raised $2,053,500 though private placements of our common shares. As of November 30, 2011 we had cash on hand of $8,351 and prepaid expenses balance of $12,647.

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

As of November 30, 2011, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the criteria established by COSO management concluded that the Company's internal control over financial reporting was not effective as of November 30, 2011, as a result of the identification of the material weaknesses described below.

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

Changes in Internal Control over Financial Reporting

During the second quarter of the Company’s fiscal year ended May 31, 2012, no material changes were made to the Company’s internal control over financial reporting

Remediation Plan

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

LIQUIDITY AND CAPITAL RESOURCES ARE UNCERTAIN.

For the six months ended November 30, 2011, the Company had a Net Loss of $(34,832). The Company may need to raise additional capital by way of an offering of equity securities, an offering of debt securities, or by obtaining financing through a bank or other entity. The Company has not established a limit as to the amount of debt it may incur nor has it adopted a ratio of its equity to debt allowance. If the Company needs to obtain additional financing, there is no assurance that financing will be available from any source, that it will be available on terms acceptable to us, or that any future offering of securities will be successful. If additional funds are raised through the issuance of equity securities, there may be a significant dilution in the value of the Company’s outstanding common stock. The Company could suffer adverse consequences if it is unable to obtain additional capital which would cast substantial doubt on its ability to continue its operations and growth.

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

ITEM 4.  [REMOVED AND RESERVED]

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

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Exhibit to a registration statement on Form SB-2 filed December 27, 2006 and incorporated herein by this reference
(2)	Filed as an exhibit to a Current Report on Form 8-K filed on October 13, 2010 and incorporated herein by this reference.
(3)	Filed as an exhibit to a Current Report on Form 8-K filed on March 8, 2011 and incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUINNESS EXPLORATION, INC.

/s/ Alastair Brown
Alastair Brown
President & CEO, CFO

Dated: January 12, 2012