Form 10-Q
period 2012-02-29
Guinness Exploration, Inc
filed 2012-03-29
CIK 1373024

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarter Ended February 29, 2012

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

The issuer had 129,325,000 shares of common stock issued and outstanding as of March 29, 2012.

GUINNESS EXPLORATION, INC.
(An Exploration Stage Company)

Page
PART I. Financial Information

Item 1. Financial Statements.

Consolidated Balance Sheets at February 29, 2012 (unaudited) and May 31, 2011 (audited)	1

Unaudited Consolidated Statements of Operations for the three and nine month periods ended February 29, 2012 and February 28, 2011 and the Exploration Stage Period of July 15, 2005 to February 29, 2012	2

Unaudited Consolidated Statements of Cash Flows for the nine month periods ended February 29, 2012 and February 28, 2011 and the Exploration Stage Period of July 15, 2005 to February 29, 2012	3

Unaudited Consolidated Supplemental Disclosure of Cash Flow Information for the nine month periods ended February 29, 2012 and February 28, 2011 and the Exploration Stage Period of July 15, 2005 to February 29, 2012	4

Unaudited Consolidated Supplemental Disclosure of Non-cash Investing and Financing Activities for the nine month periods ended February 29, 2012 and February 28, 2011 and the Exploration Stage Period of July 15, 2005 to February 29, 2012	4

Unaudited Notes to Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures about Market Risk	27

Item 4. Controls and Procedures	27

PART II. Other Information	30

Item 1. Legal Proceedings	30

Item 1a. Risk Factors	30

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3. Defaults Upon Senior Securities	34

Item 4. [Removed and Reserved]	34

Item 5. Other Information	34

Item 6. Exhibits	35

Signatures	35

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (unaudited)

GUINNESS EXPLORATION, INC. AND SUBSIDIARY
(An Exploration Stage Company)

Consolidated Balance Sheets

	February 29, 2012 (unaudited)	May 31, 2011 (See Note 1)
ASSETS
CURRENT ASSETS
Cash	$237	$54,382
Prepaid expenses	174	3,119
Total current assets	411	57,501

Total assets	$411	$57,501

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$220	$935
Total current liabilities	$220	$935

COMMITMENTS AND CONTINGENCIES (Notes 2, 3, 4, 5, 7 and 8)	-	-

STOCKHOLDERS’ EQUITY
Preferred shares, 100,000,000 shares authorized with par value $0.001 authorized, 0 shares issued and outstanding	$-	$-
Common shares, 500,000,000 shares with par value $0.001 authorized, 129,325,000 issued and outstanding at February 29, 2012 and May 31, 2011, respectively (Note 7)	129,325	129,325
Paid-in Capital (Notes 4 and 7)	2,205,713	2,205,713
Accumulated deficit in the exploration stage	(2,339,834)	(2,284,328)
Accumulated other comprehensive income (Note 2)	4,987	5,856
Total stockholders’ equity	$191	$56,566

Total liabilities and stockholders’ equity	$411	$57,501

The accompanying notes to financial statements are an integral part of these consolidated financial statements

GUINNESS EXPLORATION, INC. AND SUBSIDIARY
 (An Exploration Stage Company)

Consolidated Statements of Operations
(Unaudited)

	Three months ended February 29, 2012		Three months ended February 28, 2011		Nine months ended February 29, 2012		Nine months ended February 28, 2011		July 15, 2005 (inception) through February 29, 2012

EXPENSES:
Exploration costs		$1,500		$1,006		$6,000		$801,090	$1,033,762
Professional fees		14,479		34,232		34,273		116,979	551,395
Administrative expenses		4,636		21,443		13,369		79,244	84,393
Investor relations		60		13,785		1,865		62,997	112,528
Mineral property impairments		-		-		-		-	1,021,653
Total expenses		20,675		70,466		55,507		1,060,310	2,803,731

Net (loss) from Operations		(20,675)		(70,466)		(55,507)		(1,060,310)	(2,803,731)
Interest expense		-		-		-		-	(8,037)
Net (loss) prior to other income		(20,675)		(70,466)		(55,507)		(1,060,310)	(2,811,768)
OTHER INCOME:
Gain on cancelation of debt		-		-		-		471,934	471,934
Net (loss)		$(20,675)		$(70,466)		$(55,507)		$(588,376)	$(2,339,834)

Loss per common share, basic and diluted	$	Nil	$	Nil	$	Nil	$	Nil
Weighted average shares outstanding, basic and diluted		129,325,000		129,325,000		129,325,000		132,676,648

OTHER COMPREHENSIVE (LOSS):
Net loss		$(20,675)		$(70,466)		$(55,507)		$(588,376)	$(2,339,834)
Foreign currency translation adjustment		64		2,327		(868)		2,327	4,987
Total other comprehensive (loss)		$(20,611)		$(68,139)		$(56,375)		$(586,049)	$(2,334,847)

The accompanying notes to financial statements are an integral part of these consolidated financial statements

GUINNESS EXPLORATION, INC. AND SUBSIDIARY
 (An Exploration Stage Company)

Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended February 29, 2012	Nine months ended February 28, 2011	July 15, 2005 (inception) through February 29, 2012

Cash flows from operating activities:
Net loss for the period	$(55,507)	$(588,376)	$(2,339,834)
Reconciling adjustments:
Adjustments to reconcile net loss
to net cash used in operating activities:
Gain on cancelation of debt	—	(471,934)	(471,934)
Expense related to vesting of stock options	—	—	219,738
Mineral properties impairments	—	—	1,021,653
Net change in operating assets and liabilities
Prepaid expenses	2,945	187,825	(174)
Accounts payable and accrued expenses	(715)	(78,534)	220
Net cash (used) by operating activities	(53,277)	(951,019)	(1,570,331)

Cash flows from investing activities:
Payments for Mineral Properties	—	—	(487,919)
Net cash (used) by investing activities	—	—	(487,919)

Cash flows from financing activities:
Common stock issued for cash	—	—	2,053,500
Proceeds from loans by stockholders	—	—	86,285
Re-payments for loans by stockholders	—	—	(86,285)
Net cash provided by financing activities	—	—	2,053,500

Effect of foreign currency translation	(868)	2,327	4,987

Net increase (decrease) in cash	(54,145)	(948,696)	237

Cash, beginning of period	54,382	973,227	—

Cash, end of period	$237	$24,535	$237

The accompanying notes to financial statements are an integral part of these consolidated financial statements

GUINNESS EXPLORATION, INC. AND SUBSIDIARY
 (An Exploration Stage Company)

Consolidated Supplemental Disclosure of Cash Flow Information
(Unaudited)

	Nine months ended February 29, 2012	Nine months ended February 28, 2011	July 15, 2005 (inception) through February 29, 2012

Cash paid for interest	$—	$—	$8,037

Consolidated Supplemental Disclosure of Non-cash Investing and Financing Activities
(Unaudited)

	Nine months ended February 29, 2012	Nine months ended February 28, 2011	July 15, 2005 (inception) through February 29, 2012

Common stock issued for property purchase payment (Note 4)	$—	$—	$61,800
Note payable issued for property purchase payment (Note 4)	—	—	471,934
Cancellation of debt	—	(471,934)	(471,934)
Cancellation of stock – adjustment to common shares	—	(5,000)	(5,000)
Cancellation of stock – adjustment to additional paid-in capital	—	5,000	5,000

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

At February 29, 2012, common stock equivalents outstanding totaled 4,225,000 and included: 2,500,000 common share purchase warrants; and 1,725,000 vested options. The warrants were issued as part of two unit offerings which completed on February 10, 2010 and  May 10, 2010. These offerings were respectively comprised of 1,875,000 Units priced at US$0.80 per Unit; and 625,000 Units priced at US$0.80 per Unit. In each offering, each Unit consisted of one share of common stock of Guinness (each, a "Share"); and one common share purchase warrant (each a “Warrant”) subject to adjustment for stock splits, or stock dividends. Each whole Warrant is non-transferable and entitles the holder to purchase one common share of Guinness (each, a “Warrant Share”), as presently constituted, for a period of twenty four months beginning February 10, 2010 and May 10, 2010, respectively, at a price per Warrant Share of US$2.00. These Units were issued pursuant to Regulation S of the Securities Act of 1933, as amended (“Regulation S”) and Guinness did not engage in any general solicitation or advertising regarding this Unit offering. The options were issued on

GUINNESS EXPLORATION, INC. AND SUBSIDIARY
 (An Exploration Stage Company)

Notes to Consolidated Financial Statements
(Unaudited)

September 19, 2010, at which time the Board approved option grants to Directors, Officers and staff totalling 4,450,000 Options for purchase of 4,450,000 common shares of the Company. These Options have terms of 10 years; exercise prices ranging between $0.33 to $0.363 per share; and all vest in two equal parts on May 31, 2011 and May 31, 2012; or fully in the event of a takeover offer or sale of a significant body of assets of the Company. During the three months ended February 29, 2012, 1,000,000 options were cancelled. Net of this cancellation, at February 29, 2012, a total of 3,450,000 options to purchase 3,450,000 shares had been issued and 1,725,000 options to purchase 1,725,000 shares had vested under the Plan.

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

The Company’s accumulated net loss as of February 29, 2012 is $(2,339,834) and the related deferred tax asset of approximately $818,000 has been fully offset by a valuation allowance as the realization of this deferred tax asset is not likely.

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

Note 3 – Going Concern

Generally accepted accounting principles in the United States of America contemplate the continuation of the Company as a going concern. However, the Company had a net loss for the nine month period ended February 29, 2012, of $(55,507). Additionally it has accumulated operating losses since its inception and has limited business operations, which raises substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company is dependent upon the continuing financial support of investors and stockholders of the Company. As of February 29, 2012, we projected the Company would need additional cash resources to operate during the upcoming 12 months. The Company intends to attempt to acquire additional operating capital through private equity offerings to the public and existing investors to fund its business plan. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

During the period ended February 28, 2010, Guinness made payments of $471,934 and 60,000,000 restricted common shares to ETPI. A further cash payment of $471,934 was due by February 28, 2011 and during the period leading to this deadline, the Company projected it would not have the resources to fulfill the second payment on-time. Based on this, the Board determined it was in the best interests of the Company to negotiate revised purchase terms from ETPI for the Mineral Claims. To provide consideration to ETPI, the Company agreed to waive its rights under the Nantawa Agreement to the Tawa Claims, which had lapsed while in trust with ETPI. Under the revised agreement ETPI also agreed to have canceled 5,000,000 of the restricted common shares it had received under the Nantawa Agreement. The Nantawa Modification Agreement had the net effect of resolving the Tawa Claims matter between Guinness and ETPI and provided the Company an immediate vesting of a 49% interest in the remaining 128 claims/leases without requirement to make further payments to ETPI.

Due to the elimination by ETPI on October 12, 2010 of the requirement for a payment to ETPI of $471,934 by February 28, 2011, our financial statements for the year ended May 31, 2011 include an entry to eliminate this liability. A corresponding non-cash 'Gain on cancelation of debt' income item of $471,934 was also recorded. During that period ETPI also submitted to the Company, and the Company has cancelled, 5,000,000 of the 60,000,000 restricted common shares previously issued to ETPI under the Nantawa Agreement. This cancellation was recorded through a reduction in Paid in Capital of $5,000.

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

GUINNESS EXPLORATION, INC. AND SUBSIDIARY
(An Exploration Stage Company)

Notes to Consolidated Financial Statements
(Unaudited)

Option grants are comprised of: 500,000 ‘Incentive Stock Options’ which were issued to employees; 950,000 ‘Non-Qualified Stock Options’ which were issued to non-employee contractors; and 2,000,000 which were issued to Mr. Alastair Brown, who is not eligible for ‘Incentive Option status’ because he is a 10% shareholder of the Company.

During the three months ended February 29, 2012, 1,000,000 options were cancelled. Net of this cancellation, at February 29, 2012, a total of 3,450,000 options to purchase 3,450,000 shares had been issued and 1,725,000 options to purchase 1,725,000 shares had vested under the Plan.

A summary of changes in issued and outstanding stock options for the nine month period ended February 29, 2012 is as follows:

	Options Outstanding	Weighted Average Exercise Price

Balance at May 31, 2011	4,450,000	$0.343
Granted during fiscal 2012	Nil	-
Exercised during fiscal 2012	Nil	-
Cancelled/expired during fiscal 2012	(1,000,000)	(0.33)

Balance at February 29, 2012	3,450,000	$0.358

The following table summarizes information about the options issued and outstanding at February 29, 2012:

	Options Outstanding				Options Exercisable
Exercise Prices	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (years)	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (years)

$0.330	500,000	$0.330	$Nil	8.6	250,000	$0.330	$Nil	8.6
$0.363	2,950,000	$0.363	$Nil	8.6	1,475,000	$0.363	$Nil	8.6

Totals	3,450,000	$0.358	$Nil	8.6	1,725,000	$0.358	$Nil	8.6

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

Overview

Guinness Exploration, Inc. (“Guinness”, “We”, the “Registrant”, or the “Company”) was incorporated in the State of Nevada on July 15, 2005 and incorporated its subsidiary, Nantawa Resources Inc., in Yukon, Canada on November 6, 2009. Guinness Exploration Inc. trades on the OTCBB and Pink Sheets under the symbol GNXP.

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles and we have expensed all development expenses related to the establishment of the company. Our fiscal year end is May 31st.

Since inception the Company has not been involved in any bankruptcy, receivership or similar proceedings.

Since inception the Company has not been involved in any recapitalization, consolidation, or merger arrangements.

Recent Developments

Charlotte Project Assay Results
The third and final set of Assay results from the Charlotte Project 2011 summer exploration program, follow below.

Highlighting the assay analysis by Guinness' partner, Ansell Capital, are the following remarks:

"Drilling this year has intersected broad well-mineralized zones, enhancing the potential for a bulk mineable deposit to be hosted on the property."

"This year’s drilling confirmed and expanded known high grade gold and silver vein hosted mineralization. The strike length of the deposit, on the Flex Zone alone, has been extended to 580 metres long and up to 90 metres wide and remains open to the south, southwest and at depth."

"This year’s regional geochemistry soil program, along with geophysics and geological mapping, has identified 6 new targets, in addition to several other targets from previous work..."

Full text of the press release issued by Ansell Capital on January 16, 2012 is as follows:

Ansell Capital Corp. (“Ansell”) (ACP-TSX-V) is pleased to announce the final assay results from the summer 2011 drill program at the Charlotte gold project in the Tintina gold belt, Yukon.

Complete assays have now been received for all of the twenty-one diamond drill holes completed on the Flex and Orloff King Zones at the Charlotte property located in the prolific Tintina belt. Results for the first nine holes drilled were released by Ansell on September 6th, 2011. Results from an additional seven holes were released by Ansell on November 8th, 2011. This release is a release of the results from the remaining five holes.

The drill program for summer 2011 comprised of 21 holes for a total of 3654 metres.

Drilling this year has intersected broad well-mineralized zones, enhancing the potential for a bulk mineable deposit to be hosted on the property.

Highlights from the final holes include:

●	DDH-11-271	8.19 g/t Au, 193.4 g/t Ag over 15.53m
●	DDH-11-272	6.56 g/t Au, 162.5 g/t Ag over 16.66m
●	DDH-11-274	5.84 g/t Au, 156.7 g/t Ag over 4.80m
●	and	4.08 g/t Au, 212.5 g/t Ag over 12.02m

Detailed results are shown in the following tables:

	From (m)	To (m)	Thk	g/t Au	g/t Ag
DDH-11-270	23.60	25.60	2.00	0.46	12.1

Az 065	39.63	44.75	5.12	0.49	7.8
Dip -45
Orloff King Zone: 70m SE of DDH-11-269 (Az 060, dip -65), following up on 2010 trench results

		From (m)	To (m)	Thk	g/t Au	g/t Ag
DDH-11-271		35.62	51.15	15.53	8.19	193.4
Az 042	includes	36.60	38.00	1.40	51.84	557.7
Dip -50	includes	47.87	51.15	3.28	15.02	621.4

		104.73	106.40	1.67	20.38	405.6

		140.80	143.50	2.70	7.93	61.6
	includes	142.10	142.85	0.75	21.10	133.0

		150.35	153.10	2.75	0.51	2.5
Flex Zone: 6m step out due W of DDH-11-257 (Az 045, dip -50)

		From (m)	To (m)	Thk	g/t Au	g/t Ag
DDH-11-272		47.71	50.50	2.79	1.01	6.8
Az 041
Dip -51		89.14	105.80	16.66	6.56	162.5
	includes	99.70	105.80	6.10	17.42	440.2
	includes	99.70	100.75	1.05	52.55	1865.0
	includes	103.40	105.80	2.40	21.00	284.0

		175.30	177.61	2.31	1.25	2.9
Flex Zone: 25m step out SW of DDH-11-243/DDH-11-257 (Az 045, dip -50)

	From (m)	To (m)	Thk	g/t Au	g/t Ag
DDH-11-273	75.30	77.10	1.80	0.30	2.2
Az 073
Dip -50	122.87	127.30	4.43	0.49	2.1

	135.50	136.50	1.00	0.78	10.0

	141.80	145.60	3.80	1.80	67.4

	181.40	185.50	4.10	2.86	11.8
Flex Zone: 25m step out SW of DDH-11-260/260b (Az 075, dip -50)

		From (m)	To (m)	Thk	g/t Au	g/t Ag
DDH-11-274		74.17	76.30	2.13	0.56	14.1
Az 080
Dip -61		79.50	84.30	4.80	5.84	156.7
	includes	81.00	81.71	0.71	34.65	589.0

		118.90	130.92	12.02	4.08	212.5
	includes	120.12	122.18	2.06	8.14	122.4
	includes	125.10	127.80	2.70	10.79	762.3

		176.22	181.20	4.98	1.69	87.3
Flex Zone: 25m step out SW of DDH-10-241 (Az 078, dip -60)

Laboratory analyses were performed by Acme Laboratories, of Vancouver. It should be noted that no cutting of high grade samples has been applied.  A minimum cut-off grade of 0.25 g/t Au was applied when expending mineralized zones across lower grade material (i.e. the grade of an extension out from higher grade material must exceed 0.25 g/t Au).

Results are reported with down-hole widths.  The Flex zone dips steeply to the west to southwest.  With the holes being drilled perpendicular to the strike and with collar dips ranging from 50° to 65° from vertical, true widths will vary between 60% and 90% of down-hole widths.  For the Orloff King zone, there has been insufficient drilling to determine the average dip and thus the true widths.

This year’s drilling confirmed and expanded known high grade gold and silver vein hosted mineralization. The strike length of the deposit, on the Flex Zone alone, has been extended to 580 metres long and up to 90 metres wide and remains open to the south, southwest and at depth.

The current working deposit model is similar to other surrounding vein deposits (the Webber, Huestis, and the past producing Brown-McDade as well as to the Flex deposit), forming a set of mineralizing shears. The mineralizing fluids filled in pockets formed during an extension period and have been subsequently faulted. The deposit is a braided series of gold-silver bearing quartz veins accompanied by significant base metal mineralization.  The veins crosscut both the gneisses of the Yukon Terrane and the intruded feldspar and quartz feldspar porphyries of the Mt. Nansen volcanics. The northern extension of the deposit has been intersected by the Webber Creek fault, a dextral strike-slip fault with unknown horizontal and vertical displacement. It is hypothesised that the extension is to the NE, and this presents an attractive target for the 2012 exploration program

This year’s regional geochemistry soil program, along with geophysics and geological mapping, has identified 6 new targets, in addition to several other targets from previous work, located up to 5 km from the Flex Zone, but still on Ansell’s Charlotte Property.

Charlotte Property, Yukon
The property is located in the Whitehorse Mining District, Yukon, approximately 180 kilometres northwest of Whitehorse and 60 kilometres west of Village of Carmacks in the Yukon.

The property lies in a historic gold/silver mining district. Intense exploration activities have been carried out since 1899 in the area. Four distinct gold and silver-mineralized zones (the Brown-McDade zone, the Webber zone, the Huestis zone and the Flex zone) have been identified and all but the Flex Zone have been mined historically. The last operator on the property was BYG Natural Resources Ltd.

The Webber, Huestis and Flex zones are located on the property. The Brown-McDade zone, which was mined by open-pit methods, is located on an adjacent property to the South East. Precious metal veins on the surface and underground have been mined by various operators including Pesco Silver Minerals Ltd. and BYG Natural Resources Ltd.

In 2008, a geophysical survey was conducted on the property with the aim of locating and evaluating the extent and nature of the mineralization in the district. The results of this survey have added to the understanding of the property geology and are being used to guide continuing exploration. Gold and silver mineralization occurs in northwest-trending shear zones hosted by metamorphic rocks. The metamorphic rocks have been cut by narrow and linear intrusive dikes and sills. Precious metal mineralization commonly occurs in quartz-sulphide vein systems within the shear zones and is associated primarily with pyrite and lesser arsenopyrite.

Jevin Werbes, President of Ansell commented, “We are extremely pleased with these positive results and plan an aggressive drill program for 2012.  The demonstrated extents and continuity of the Flex Zone clearly validate the exploration model we have applied.”

Chris M. Healey, P. Geo, a director of Ansell, is the qualified person responsible for the technical information in this release.

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

Figure 2:   Glaciation, Dawson Range, Yukon Territory

Results of Operations for the three and nine month periods ended February 29, 2012 and February 28, 2011 and the Exploration Stage Period from July 15, 2005 to February 29, 2012

Our operating results for the three and nine month periods ended February 29, 2012 and February 28, 2011 and the Exploration Stage Period of July 15, 2005 to February 29, 2012 (the ‘Exploration Stage’) are summarized as follows:

	Three months ended February 29, 2012	Three months ended February 28, 2011	Nine months ended February 29, 2012	Nine months ended February 28, 2011	Exploration Stage
Revenue	$-	$-	$-	$-	$-
Expenses	$20,675	$70,466	$55,507	$1,060,310	$2,803,731
Net loss from operations	$(20,675)	(70,466)	$(55,507)	(1,060,310)	(2,803,271)
Interest expense	$-	-	$-	-	(8,037)
Gain on cancelation of debt	$-	-	$-	471,934	471,934
Net Loss	$(20,675)	$(70,466)	$(55,507)	$(588,376)	$(2,339,834)

Revenues

We have not earned any revenues since our inception and we do not anticipate earning revenues in the near future.

Expenses

Exploration Costs
Exploration costs were $1,500 and $6,000 versus $1,006 and $801,090 respectively for the three and nine month periods ended February 29, 2012 and February 28, 2011. Exploration expenses for the Exploration Stage totaled $1,033,762. During the current period exploration expenses related to fees paid for geological consulting services. The substantial decrease in exploration expenses between both the comparative nine months periods was due to the Company's partner Ansell Capital assuming on the ground responsibility for exploration operations at the Charlotte Project. We expect exploration expenses to decrease further during the next twelve months.

Professional Fees
Profession fees were $14,479 and $34,273 versus $34,232 and $116,979 respectively for the three and nine month periods ended February 29, 2012 and February 28, 2011. Professional fees for the Exploration Stage totaled $551,395. During the current period, professional fees included fees paid to our CEO and expenses for legal, auditor and accounting fees. The significant decrease in professional fees between both the comparative nine months periods was due to lower costs for geological consultants and management fees due to the Company's partner Ansell Capital assuming  responsibility for exploration operations at the Charlotte Project. In the next twelve months, we project professional fees will remain at current levels.

Administrative Expenses
Administrative expenses were $4,636 and $13,369 versus $21,443 and $79,244 respectively for the three and nine month periods ended February 29, 2012 and February 28, 2011. During the Exploration Stage Period administrative expenses totaled $84,393. During the current period administrative fees were primarily composed of office expenses, bank charges and filing fees related to our SEC filings. The decrease in administrative expenses between both the comparative three month period and comparative nine months periods was due to lower corporate administration and travel costs due to the Company's partner Ansell Capital assuming responsibility for exploration operations at the Charlotte Project. We expect administrative fees to remain at current levels during the next twelve months.

Investor Relations
Investor Relations expenses comprise costs for press releases, maintenance of the Company’s website and other investor information initiatives. During the three and nine month periods ended February 29, 2012 and February 28, 2011, these expenses totaled $60 and $1,865 versus $13,785 and $62,997, respectively. For the Exploration Stage Period, Investor Relations expenses totaled $112,528. The decrease in investor relations costs between both the comparative three month period and comparative nine months periods was due to the Company's partner Ansell Capital assuming responsibility for a majority of investor relations initiatives relating to the project. We anticipate Investor Relations expenses will remain at current levels during the next twelve months.

Impairment Losses on Mineral Properties
During the three and nine month periods ended February 29, 2012 and February 28, 2011, impairment losses on mineral properties were $nil and $nil, respectively. Total impairment loss for the Exploration Stage Period of $1,021,653.

Net Loss

We incurred net losses of $(20,675) and $(55,507) versus $(70,466) and $(588,376) for the three and nine months ended February 29, 2012 and February 28, 2011, respectively. The comparative decrease of our net loss during the period ended February 29, 2012 was due to the assumption of financial responsibility by Ansell Capital for exploration operations at the Charlotte Project.

Liquidity and Capital Resources

Our financial position as at February 29, 2012 and May 31, 2011, is as follows:

Net Working Capital

	As at February 29, 2012	As at May 31, 2011

Current Assets	$411	$57,501
Current Liabilities	220	935
Net Working Capital	191	56,566

Our net working capital decreased from $56,566 at May 31, 2011 to $191 at February 29, 2012 due to general operating expenditures and our inability to raise capital.

Our cash flows as at February 29, 2012 and February 28, 2011, were as follows:

Cash Flows - nine months

	Nine months ended February 29, 2012	Nine months ended February 28, 2011

Net cash (used) by Operating Activities	$(53,277)	$(951,019)
Net cash (used) by Investing Activities	-	-
Net cash provided in Financing Activities	-	-
Increase (Decrease) in Cash during the Period	(54,145)	(948,692)
Cash, Beginning of Period	54,382	973,227
Cash, End of Period	237	24,535

Since the date of our incorporation to February 29, 2012, we have raised $2,053,500 though private placements of our common shares. As of February 29, 2012 we had cash on hand of $237 and prepaid expenses balance of $174.

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

As of February 29, 2012, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the criteria established by COSO management concluded that the Company's internal control over financial reporting was not effective as of February 29, 2012, as a result of the identification of the material weaknesses described below.

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

Changes in Internal Control over Financial Reporting

During the third quarter of the Company’s fiscal year ended May 31, 2012, no material changes were made to the Company’s internal control over financial reporting

Remediation Plan

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

LIQUIDITY AND CAPITAL RESOURCES ARE UNCERTAIN.

For the nine months ended February 29, 2012, the Company had a Net Loss of $(55,507). The Company may need to raise additional capital by way of an offering of equity securities, an offering of debt securities, or by obtaining financing through a bank or other entity. The Company has not established a limit as to the amount of debt it may incur nor has it adopted a ratio of its equity to debt allowance. If the Company needs to obtain additional financing, there is no assurance that financing will be available from any source, that it will be available on terms acceptable to us, or that any future offering of securities will be successful. If additional funds are raised through the issuance of equity securities, there may be a significant dilution in the value of the Company’s outstanding common stock. The Company could suffer adverse consequences if it is unable to obtain additional capital which would cast substantial doubt on its ability to continue its operations and growth.

THE VALUE AND TRANSFERABILITY OF THE COMPANY'S SHARES MAY BE ADVERSELY IMPACTED BY THE LIMITED TRADING MARKET FOR ITS SHARES AND THE PENNY STOCK RULES.

There is only a limited trading market for the Company's shares. The Company's common stock is traded in the over-the-counter market and "bid" and "asked" quotations regularly appear on the OTC Bulletin Board and Pink Sheets under the symbol "GNXP". There can be no assurance that the Company's common stock will trade at prices at or above its present level and an inactive or illiquid trading market may have an adverse impact on the market price. In addition, holders of the Company's common stock may experience substantial difficulty in selling their securities as a result of the "penny stock rules" which restrict the ability of brokers to sell certain securities of companies whose assets or revenues fall below the thresholds established by those rules.

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

Dated: March 29, 2012